Form 10-Q
period 1996-03-31
INLANDS MONTHLY INCOME FUND L P
filed 1996-05-14
CIK 812909

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1996

                                     or

 [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

         For the transition period from ____________ to ____________


                          Commission File #0-16790


                     Inland's Monthly Income Fund, L.P.
           (Exact name of registrant as specified in its charter)


           Delaware                                    #36-3525989
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


 2901 Butterfield Road, Oak Brook, Illinois                  60521
 (Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code:  708-218-8000


                                      N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                     March 31, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------

                                                         1996          1995
                                                         ----          ----
 Current assets:
   Cash and cash equivalents (Note 1).............. $   467,694       440,767
   Accounts and rents receivable...................      64,313        53,005
   Mortgage interest receivable....................      63,718        62,115
   Current portion of mortgage loans receivable....      72,234        70,546
   Current portion of deferred rent receivable.....      12,500         6,879
   Other assets....................................       1,493         3,550
                                                    -----------    ----------

     Total current assets..........................     681,952       636,862
                                                    -----------    ----------

 Investment properties (including acquisition
     fees paid to Affiliates of $1,738,621)
     (Notes 1 and 4):
   Land............................................   2,697,394     2,697,394
   Buildings and improvements......................  15,592,680    15,592,680
   Tenant improvements.............................     707,502       707,502
                                                    -----------    ----------

                                                     18,997,576    18,997,576
   Less accumulated depreciation...................   4,108,128     3,978,010
                                                    -----------    ----------

     Net investment properties.....................  14,889,448    15,019,566
                                                    -----------    ----------

 Other assets:
   Mortgage loans receivable, less current portion.   8,552,620     8,571,225
   Deferred loan fees (net of accumulated
     amortization of $19,289 and $18,133 at
     March 31, 1996 and December 31, 1995,
     respectively) (Note 1)........................      26,998        28,155
   Deferred leasing fees (including $219,451
     paid to Affiliates) (net of accumulated
     amortization of $153,455 and $148,197 at
     March 31, 1996 and December 31, 1995,
     respectively) (Note 1)........................     190,932       196,190
   Deferred rent receivable, less current portion
     (Notes 1 and 2)...............................     448,557       453,113
                                                    -----------    ----------

     Total other assets............................   9,219,107     9,248,683
                                                    -----------    ----------
 Total assets...................................... $24,790,507    24,905,111
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1996 and December 31, 1995
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                         1996          1995
                                                         ----          ----
 Current liabilities:
   Accounts payable and accrued expenses........... $    51,745        27,035
   Accrued real estate taxes.......................     132,293       117,803
   Distributions payable (Note 5)..................     198,790       199,337
   Due to Affiliates (Note 4)......................      17,697         9,218
   Deposits held for others........................     133,942       117,369
   Current portion of long-term debt (Note 3)......      34,231        33,410
   Current portion of deferred gain on sale of
     investment property...........................      21,266        20,799
                                                    -----------    ----------

     Total current liabilities.....................     589,964       524,971
                                                    -----------    ----------

 Deferred loan fees (Note 1).......................      75,758        77,922
 Long-term debt, less current portion (Note 3).....   1,557,724     1,566,596
 Deferred gain on sale of investment property,
   less current portion............................   2,521,218     2,526,885
                                                    -----------    ----------

   Total liabilities...............................   4,744,664     4,696,374
                                                    -----------    ----------

 Partners' capital (Notes 1, 4 and 5):
   General Partner:
     Capital contribution..........................         500           500
     Supplemental Capital Contributions............   2,095,863     2,095,863
     Supplemental capital distributions to
       Limited Partners............................  (2,095,863)   (2,095,863)
     Cumulative net loss...........................     (36,743)      (36,743)
                                                    -----------    ----------

                                                        (36,243)      (36,243)
                                                    -----------    ----------
   Limited Partners:
     Units of $500. Authorized 60,000 Units,
       59,286 Units outstanding (net of offering
       costs of $3,289,242, of which $388,902 was
       paid to Affiliates).........................  26,353,582    26,353,582
     Supplemental Capital Contributions from
       General Partner.............................   2,095,863     2,095,863
     Cumulative net income.........................  11,093,657    10,673,002
     Cumulative distributions...................... (19,461,016)  (18,877,467)
                                                    -----------    ----------

                                                     20,082,086    20,244,980
                                                    -----------    ----------

     Total Partners' capital.......................  20,045,843    20,208,737
                                                    -----------    ----------

 Total liabilities and Partners' capital........... $24,790,507    24,905,111
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                       INLAND'S MONTHLY INCOME FUND, L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                        1996          1995
                                                        ----          ----
 Income:
   Rental income (Notes 1 and 2)................... $   490,310       616,935
   Additional rental income........................      19,627        27,864
   Interest income.................................     191,945       123,921
   Other income....................................        -           21,859
                                                    -----------    ----------

                                                        701,882       790,579
                                                    -----------    ----------

 Expenses:
   Professional services to Affiliates.............       3,591         7,610
   Professional services to non-affiliates.........      28,850        27,350
   General and administrative expenses to
     Affiliates....................................      11,828        10,698
   General and administrative expenses to
     non-affiliates................................      13,565         9,832
   Property operating expenses to Affiliates.......       7,367        13,277
   Property operating expenses to non-affiliates...      45,823       187,662
   Interest expense to non-affiliates..............      38,870        39,621
   Depreciation....................................     130,118       152,721
   Amortization....................................       6,415         6,708
                                                    -----------    ----------

                                                        286,427       455,479
                                                    -----------    ----------

 Operating income..................................     415,455       335,100
 Gain on sale of investment property...............       5,200        38,091
                                                    -----------    ----------

   Net income...................................... $   420,655       373,191
                                                    ===========    ==========

 Net income allocated to:
   General Partner.................................        -             -
   Limited Partners................................     420,655       373,191
                                                    -----------    ----------

   Net income...................................... $   420,655       373,191
                                                    ===========    ==========

 Net income allocated to the one
   General Partner Unit............................ $      -             -
                                                    ===========    ==========

 Net income allocated to Limited Partners per
   weighted average of Limited Partnership Units
   of 59,286....................................... $      7.10          6.29
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                       INLAND'S MONTHLY INCOME FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                          1996         1995
                                                          ----         ----
 Cash flows from operating activities:
   Net income...................................... $   420,655       373,191
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Gain on sale of investment property...........      (5,200)      (38,091)
     Depreciation..................................     130,118       152,721
     Amortization..................................       6,415         6,708
     Changes in assets and liabilities:
       Accounts and rents receivable...............     (11,308)      (17,850)
       Mortgage interest receivable................      (1,603)       (6,809)
       Other current assets........................       2,057        (5,257)
       Deferred rent receivable....................      (1,065)      (10,582)
       Accounts payable and accrued expenses.......      24,710       (26,034)
       Accrued real estate taxes...................      14,490        55,580
       Due to Affiliates...........................       8,479        14,684
       Other current liabilities...................        -              755
       Deferred loan fees..........................      (2,164)       17,433
                                                    -----------    ----------

 Net cash provided by operating activities.........     585,584       516,449
                                                    -----------    ----------

 Cash flows from investing activities:
   Proceeds from sale of investment property.......        -           87,609
   Principal payments received on mortgage
     loans receivable..............................      16,917         8,765
   Capital expenditures............................        -           (4,636)
                                                    -----------    ----------

 Net cash provided by investing activities.........      16,917        91,738
                                                    -----------    ----------

 Cash flows from financing activities:
   Cash distributions..............................    (584,096)     (584,734)
   Deposits held for others........................      16,573        19,772
   Principal payments of long-term debt............      (8,051)       (7,306)
                                                    -----------    ----------

 Net cash used in financing activities.............    (575,574)     (572,268)
                                                    -----------    ----------

 Net increase in cash and cash equivalents.........      26,927        35,919
 Cash and cash equivalents at beginning of period..     440,767       783,288
                                                    -----------    ----------

 Cash and cash equivalents at end of period........ $   467,694       819,207
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                       INLAND'S MONTHLY INCOME FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows
                                   (continued)

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                       1996         1995
                                                       ----         ----

Cash paid for interest............................ $    38,935        39,796
                                                   ===========   ===========


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Mortgage loans receivable.......................        -         (964,872)
  Reduction of investment in property.............        -          918,223
  Reduction of accumulated depreciation related
    to investment property sold...................        -         (199,652)
  Gain on sale....................................        -           35,505
  Deferred gain on sale...........................        -          298,405
                                                   -----------   -----------


    Proceeds from sale of investment property..... $      -           87,609
                                                   ===========   ===========

                 See accompanying notes to financial statements.

                       INLAND'S MONTHLY INCOME FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)



 Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


 (1) Organization and Basis of Accounting

 Inland's Monthly Income Fund, L.P. (the "Partnership"), was formed on March 26, 1987 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, the Partnership commenced an Offering of 50,000 (subject to an increase up to 60,000) Limited Partnership Units ("Units") pursuant to a Registration Statement under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. The Partnership has repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

 The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 The Partnership's policy is to reduce the cost basis of investment properties, including deferred leasing fees and deferred rent receivable, to its estimated net realizable value when the investment properties are judged to have suffered an impairment in value that is other than temporary. Estimated net realizable value is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including lease-up periods, rental rates, interest rates and capitalization rates. As of March 31, 1996, no reduction to the cost basis of the investment properties has been recorded as the estimated net realizable value of the investment properties exceeds their costs basis.

 Offering costs have been offset against the Limited Partners' capital accounts.

                       INLAND'S MONTHLY INCOME FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 Depreciation expense is computed using the straight-line method over the following estimated useful lives:
                                                    Years
                                                    -----
         Buildings and improvements................ 30 to 40
         Furniture and fixtures.................... 5 to 12
         Tenant improvements....................... lease term

 Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

 The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates fair value due to the short maturity of these instruments.

 Disclosure of the estimated fair value of financial instruments in made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value.

 The fair value estimates presented herein are based on information available to management as of March 31, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

 The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of mortgage loans receivable at March 31, 1996 approximates carrying value.

                       INLAND'S MONTHLY INCOME FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 The fair value of the mortgage loan payable is based upon contractual payments to be made and interest rates that are currently available to the Partnership for the issuance of debt with similar terms and remaining maturities. The estimated fair value of the mortgage loan payable at March 31, 1996 approximates carrying value.

 Deferred leasing fees are amortized on a straight-line basis over the term of the related lease. Deferred loan fees are amortized on a straight-line basis over the term of the related loan.

 Loan fees relating to the mortgage loans receivable are deferred and amortized as yield adjustments on a straight-line basis over the life of the related mortgage loan receivable which approximates the effective interest rate method.

 Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

 No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

 Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.

 In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.


 (2) Deferred Rent Receivable

 Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements includes $1,065 and $10,582 for 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $461,057 and $459,992 in related accounts receivable as of March 31, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

                       INLAND'S MONTHLY INCOME FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 (3) Long-Term Debt

 On February 26, 1992, the Partnership obtained a $1,700,000 loan collateralized by the Rantoul Wal-Mart to replace the line of credit obtained for the purpose of upgrading the McHenry Shopping Center. The loan bears an interest rate of 9.75% and requires monthly principal and interest payments of $15,662 through March 2002, when all unpaid principal and interest is due. The Partnership paid a $17,000 loan fee to the lender and incurred $29,288 of other costs associated with funding the loan.


 (4) Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $17,697 and $9,218 remained unpaid at March 31, 1996 and December 31, 1995, respectively.

 An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $7,367 and $13,277 for the three months ended March 31, 1996 and 1995, respectively, all of which has been paid.


 (5) Subsequent Events

 During April 1996, the Partnership paid a distribution of $198,790 to the Limited Partners.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner, of which $25,831,542 had been invested in seven properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners.

 At March 31, 1996, the Partnership had cash and cash equivalents of $467,694. The Partnership intends to use such funds for distributions and working capital requirements.

 To the extent that cash flow is insufficient to meet the required minimum 8% annualized return to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

 Results of Operations

 As of March 31, 1996, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

 Overall rental income for the Partnership decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to the sales program at Schaumburg Terrace. However, this decrease was partially offset by an increase in interest income earned by the Partnership on the related financing extended by the Partnership to the purchasers. In addition, rental income decreased slightly at McHenry Plaza for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to tenants representing 24% of the center vacating their spaces.

 Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to decreases in accounting and legal services to required by the Partnership.

 General and administrative expenses to Affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to an increase in postage. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to an increase in the Illinois Replacement Tax owed by the Partnership in 1996.

 The sale of the Schaumburg Terrace condominium complex resulted in decreases in depreciation and property operating expenses to Affiliates and non-affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

 The gain on the sale of investment property is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

 The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1995 and 1996:

                                        1995                              1996
                            -----------------------------     -----------------------------
                             at      at      at      at        at      at      at      at
       Properties           03/31   06/30   09/30   12/31     03/31   06/30   09/30   12/31
       ----------           -----   -----   -----   -----     -----   -----   -----   -----

 McHenry Plaza               84%     84%     86%     86%       62%
 McHenry, Illinois

 Douglas Living &
 Retirement Center          100%    100%    100%    100%      100%
 Mattoon, Illinois

 Hillside Living Center     100%    100%    100%    100%      100%
 Yorkville, Illinois

 Scandinavian Health Spa    100%    100%    100%    100%      100%
 Westlake, Ohio

 Schaumburg Terrace          86%*   100%*    N/A     N/A       N/A
 Schaumburg, Illinois

 Rantoul Wal-Mart           100%    100%    100%    100%      100%
 Rantoul, Illinois

 Duncan Wal-Mart            100%    100%    100%    100%      100%
 Duncan, Oklahoma


 * Represents occupancy of the remaining condominium units owned by the Partnership at the end of the quarter.



                                    PART II

 Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             INLAND'S MONTHLY INCOME FUND, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996