Form 10-Q
period 1996-06-30
INLANDS MONTHLY INCOME FUND L P
filed 1996-08-12
CIK 812909

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1996

                                     or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                For the transition period from______________to____________


                          Commission File #0-16790


                     Inland's Monthly Income Fund, L.P.
           (Exact name of registrant as specified in its charter)


          Delaware                              #36-3525989
(State or other jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                 60521
(Address of principal executive office)                   (Zip code)


Registrant's telephone number, including area code:  630-218-8000


                                     N/A
               ----------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    --   --

                     INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                               Balance Sheets

                     June 30, 1996 and December 31, 1995
                                 (unaudited)

                                   Assets

                                                             1996           1995
                                                             ----           ----
Current assets:
  Cash and cash equivalents (Note 1)..............      $   398,586         440,767
  Accounts and rents receivable...................           68,064          53,005
  Mortgage interest receivable....................           63,589          62,115
  Current portion of mortgage loans receivable....           73,803          70,546
  Current portion of deferred rent receivable.....           12,502           6,879
  Other assets....................................             -              3,550
                                                        ------------       ---------
    Total current assets..........................          616,544         636,862
                                                        ------------       ---------

Investment properties (including acquisition
    fees paid to Affiliates of $1,738,621)
    (Notes 1 and 4):
  Land............................................        2,697,394       2,697,394
  Buildings and improvements......................       15,592,680      15,592,680
  Tenant improvements.............................          707,502         707,502
                                                        ------------     -----------
                                                         18,997,576      18,997,576
  Less accumulated depreciation...................        4,238,246       3,978,010
                                                        ------------     -----------
    Net investment properties.....................       14,759,330      15,019,566
                                                        ------------     -----------
  Other assets:
    Mortgage loans receivable, less current portion.      8,533,613       8,571,225
    Deferred loan fees (net of accumulated
      amortization of $20,447 and $18,133 at
      June 30, 1996 and December 31, 1995,
      respectively) (Note 1)........................         25,841          28,155
    Deferred leasing fees (including $219,451
      paid to Affiliates) (net of accumulated
      amortization of $158,712 and $148,197 at
      June 30, 1996 and December 31, 1995,
      respectively) (Note 1)........................        185,675         196,190
    Deferred rent receivable, less current portion
      (Notes 1 and 2)...............................        450,157         453,113
                                                         ------------     ----------
     Total other assets............................       9,195,286       9,248,683
                                                         ------------     ----------

Total assets......................................      $24,571,160      24,905,111
                                                        ============    ============



               See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                                Balance Sheets
                                 (continued)

                     June 30, 1996 and December 31, 1995
                                 (unaudited)

                      Liabilities and Partners' Capital


                                                            1996             1995
                                                            ----             ----
Current liabilities:
  Accounts payable and accrued expenses...........      $    14,076          27,035
  Accrued real estate taxes.......................          119,326         117,803
  Distributions payable (Note 5)..................          192,380         199,337
  Due to Affiliates (Note 4)......................            2,585           9,218
  Deposits held for others........................          107,824         117,369
  Current portion of long-term debt (Note 3)......           35,072          33,410
  Current portion of deferred gain on sale of
    investment property...........................           21,731          20,799
                                                         -----------     -----------
    Total current liabilities.....................          492,994         524,971
                                                         -----------     -----------

Deferred loan fees (Note 1).......................           73,593          77,922
Long-term debt, less current portion (Note 3).....        1,548,634       1,566,596
Deferred gain on sale of investment property,
    less current portion............................      2,515,554       2,526,885
                                                         -----------     -----------
    Total liabilities...............................      4,630,775       4,696,374
                                                         -----------     -----------
Partners' capital (Notes 1, 4 and 5):
  General Partner:
    Capital contribution..........................              500             500
    Supplemental Capital Contributions............        2,095,863       2,095,863
    Supplemental capital distributions to
      Limited Partners............................       (2,095,863)     (2,095,863)
    Cumulative net loss...........................          (36,743)        (36,743)
                                                         -----------     -----------
                                                            (36,243)        (36,243)
                                                         -----------     -----------
Limited Partners:
  Units of $500. Authorized 60,000 Units,
    59,286 Units outstanding (net of offering
    costs of $3,289,242, of which $388,902 was
    paid to Affiliates).........................         26,353,582      26,353,582
  Supplemental Capital Contributions from
    General Partner.............................          2,095,863       2,095,863
  Cumulative net income.........................         11,571,747      10,673,002
  Cumulative distributions......................        (20,044,564)    (18,877,467)
                                                         -----------     -----------
                                                         19,976,628      20,244,980
                                                         -----------     -----------
  Total Partners' capital.......................         19,940,385      20,208,737
                                                         -----------     -----------
Total liabilities and Partners' capital...........      $24,571,160      24,905,111
                                                        ============    ============


               See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                           Statements of Operations

          For the three and six months ended June 30, 1996 and 1995
                                 (unaudited)


                                               Three months                   Six months
                                                   ended                        ended
                                                  June 30,                     June 30,
                                               ------------                   ----------
                                           1996            1995           1996           1995
                                           ----            ----           ----           ----
Income:
  Rental income (Notes 1 and 2)....     $  492,191         549,716        982,501       1,166,651
  Additional rental income.........         11,947          13,101         31,574          40,965
  Interest income..................        192,335         173,273        384,280         297,194
  Other income.....................          3,539          15,171          3,539          37,030
                                         ----------      ----------    -----------     -----------
                                           700,012         751,261      1,401,894       1,541,840
                                         ----------      ----------    -----------     -----------
Expenses:
  Professional services to
    Affiliates.....................          3,090           5,522          6,681          13,132
  Professional services to
    non-affiliates.................         (1,545)              -         27,305          27,350
  General and administrative
    expenses to Affiliates.........          5,642           8,500         17,470          19,198
  General and administrative
    expenses to non-affiliates.....          4,934           4,514         18,499          14,346
  Property operating expenses to
    Affiliates.....................          7,542          10,932         14,909          24,209
  Property operating expenses to
    non-affiliates.................         32,256         112,018         78,079         299,680
  Interest expense to
    non-affiliates.................         38,670          39,440         77,540          79,061
  Depreciation.....................        130,118         138,336        260,236         291,057
  Amortization.....................          6,414           6,609         12,829          13,317
                                         ---------       ---------     ----------      ----------
                                           227,121         325,871        513,548         781,350
                                         ---------       ---------     ----------      ----------
  Operating income.................        472,891         425,390        888,346         760,490
  Gain on sale of investment
    property.......................          5,199         116,547         10,399         154,638
                                         ---------       ---------     ----------      ----------
      Net income...................     $  478,090         541,937        898,745         915,128
                                        ==========      ==========      =========       ==========
Net income allocated to:
  General Partner..................              -               -              -               -
  Limited Partners.................        478,090         541,937        898,745         915,128
                                         ---------       ---------     ----------      ----------
    Net income.....................     $  478,090         541,937        898,745         915,128
                                        ==========      ==========      =========       =========
Net income per weighted average
  Limited Partner Unit of 59,286...     $     8.06            9.14          15.16           15.44
                                        ===========     ==========      =========       ==========



               See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                           Statements of Cash Flows

               For the six months ended June 30, 1996 and 1995
                                 (unaudited)

                                                            1996            1995
                                                            ----            ----
Cash flows from operating activities:
  Net income......................................      $   898,745         915,128
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Gain on sale of investment property...........            (10,399)       (154,638)
  Depreciation..................................            260,236         291,057
  Amortization..................................             12,829          13,317
  Deferred rent receivable......................             (2,667)        (18,196)
  Changes in assets and liabilities:
    Accounts and rents receivable...............            (15,059)           (532)
    Mortgage interest recievable................             (1,474)        (27,013)
    Other current assets........................              3,550          (3,899)
    Accounts payable and accrued expenses.......            (12,959)        (48,147)
    Accrued real estate taxes...................              1,523          83,916
    Due to Affiliates...........................             (6,633)           (319)
    Other current liabilities...................               -                532
    Deferred loan fees..........................             (4,329)         29,640
                                                        -----------      ----------
Net cash provided by operating activities.........        1,123,363       1,080,846
                                                        -----------      ----------
Cash flows from investing activities:
  Proceeds from sale of investment property.......             -            383,762
  Principal payments received on mortgage
    loans receivable..............................           34,355          20,369
  Capital expenditures............................             -            (12,752)
                                                        -----------      ----------
Net cash provided by investing activities.........           34,355         391,379
                                                        -----------      ----------
Cash flows from financing activities:
  Cash distributions..............................       (1,174,054)     (1,182,467)
  Deposits held for others........................           (9,545)         11,656
  Principal payments of long-term debt............          (16,300)        (14,791)
                                                        -----------      ----------
Net cash used in financing activities.............       (1,199,899)     (1,185,602)
                                                        -----------      ----------
Net increase (decrease) in cash and cash
  equivalents.....................................          (42,181)        286,623
Cash and cash equivalents at beginning of period..          440,767         783,288
                                                        ------------    ------------
Cash and cash equivalents at end of period........      $   398,586       1,069,911
                                                        ============    ============



See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                           Statements of Cash Flows
                                 (continued)

               For the six months ended June 30, 1996 and 1995
                                 (unaudited)



                                                           1996             1995
                                                           ----             ----
Supplemental disclosure of non-cash investing activities:

  Cash paid for interest..........................      $    77,672          79,514
                                                        ============    ============

Sale of investment property:
  Mortgage loans receivable.......................             -         (3,548,210)
  Reduction of investment in property.............             -          3,450,436
  Reduction of accumulated depreciation related
    to investment property sold...................             -           (761,022)
  Gain on sale....................................             -            154,638
  Deferred gain on sale...........................             -          1,087,920
                                                        -------------   ------------
    Proceeds from sale of investment property.....      $      -            383,762
                                                         ============   ============



















               See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements

                                June 30, 1996
                                 (unaudited)



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

The Partnership's policy is to reduce the cost basis of investment properties, including deferred leasing fees and deferred rent receivable, to its estimated net realizable value when the investment properties are judged to have suffered an impairment in value that is other than temporary. Estimated net realizable value is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including lease-up periods, rental rates, interest rates and capitalization rates. As of June 30, 1996, no reduction to the cost basis of the investment properties has been recorded as the estimated net realizable value of the investment properties exceeds their costs basis.

Offering costs have been offset against the Limited Partners' capital accounts.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



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

Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value.

The fair value estimates presented herein are based on information available to management as of June 30, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of mortgage loans receivable at June 30, 1996 approximates carrying value.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



The fair value of the mortgage loan payable is based upon contractual payments to be made and interest rates that are currently available to the Partnership for the issuance of debt with similar terms and remaining maturities. The estimated fair value of the mortgage loan payable at June 30, 1996 approximates carrying value.

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


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements includes $2,667 and $18,196 for 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $462,659 and $459,992 in related accounts receivable as of June 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



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


(4) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,585 and $9,218 remained unpaid at June 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $14,909 and $24,209 for the six months ended June 30, 1996 and 1995, respectively, all of which has been paid.


(5) Subsequent Events

During July 1996, the Partnership paid a distribution of $192,380 to the Limited Partners.

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

At June 30, 1996, the Partnership had cash and cash equivalents of $398,586. The Partnership intends to use such funds for distributions and working capital requirements.

To the extent that cash flow is insufficient to meet the required minimum 8% annualized return to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

As of June 30, 1996, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Overall rental income for the Partnership decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, primarily due to the sales program at Schaumburg Terrace. However, this decrease was partially offset by an increase in interest income earned by the Partnership on the related financing extended by the Partnership to the purchasers. In addition, rental income decreased slightly at McHenry Plaza for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to tenants representing 24% of the center vacating their spaces.

Professional services to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to decreases in accounting and legal services to required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to decreases in postage, data processing, investor services and mortgage servicing fees. General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to an increase in the Illinois Replacement Tax owed by the Partnership in 1996.

The sale of the Schaumburg Terrace condominium complex resulted in decreases in depreciation and property operating expenses to Affiliates and non-affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995.

The gain on the sale of investment property is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1995 and 1996:

                                          1995                                     1996
                             -----------------------------           ----------------------------
                              at         at      at      at              at      at      at      at
  Properties                 03/31      06/30   09/30   12/31           03/31   06/30   09/30   12/31
  ----------
McHenry Plaza                 84%        84%     86%     86%             62%     62%
McHenry, Illinois

Douglas Living &
Retirement Center            100%       100%    100%    100%            100%    100%
Mattoon, Illinois

Hillside Living Center       100%       100%    100%    100%            100%    100%
Yorkville, Illinois

Scandinavian Health Spa      100%       100%    100%    100%            100%    100%
Westlake, Ohio

Schaumburg Terrace           86%*       100%*    N/A     N/A             N/A     N/A
Schaumburg, Illinois

Rantoul Wal-Mart             100%       100%    100%    100%            100%    100%
Rantoul, Illinois

Duncan Wal-Mart              100%       100%    100%    100%            100%    100%
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



        INLAND'S MONTHLY INCOME FUND, L.P.

        By:     Inland Real Estate Investment Corporation
                General Partner


                /S/ ROBERT D. PARKS

        By:     Robert D. Parks
                Chairman
        Date:   August 12, 1996


                /S/ PATRICIA A. CHALLENGER

        By:     Patricia A. Challenger
                Senior Vice President
        Date:   August 12, 1996


                /S/ CYNTHIA M. HASSETT

        By:     Cynthia M. Hassett
                Principal Financial Officer and
                Principal Accounting Officer
        Date:   August 12, 1996