Form 10-Q
period 1996-09-30
INLANDS MONTHLY INCOME FUND L P
filed 1996-11-13
CIK 812909

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1996

                                    or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

        For the transition period from             to


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


                                  N/A
              (Former name, former address and former fiscal
                    year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------

                                                        1996          1995
                                                        ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   345,470       440,767
  Accounts and rents receivable...................      56,566        53,005
  Mortgage interest receivable....................      66,878        62,115
  Current portion of mortgage loans receivable....      75,733        70,546
  Current portion of deferred rent receivable.....      12,502         6,879
  Other assets....................................       6,350         3,550
                                                   ------------  ------------
    Total current assets..........................     563,499       636,862
                                                   ------------  ------------
Investment properties (including acquisition fees
    paid to Affiliates of $1,738,621) (Note 1):
  Land............................................   2,697,394     2,697,394
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     730,172       707,502
                                                   ------------  ------------
                                                    19,020,246    18,997,576
  Less accumulated depreciation...................   4,368,363     3,978,010
                                                   ------------  ------------
    Net investment properties.....................  14,651,883    15,019,566
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   8,514,191     8,571,225
  Deferred loan fees (net of accumulated
    amortization of $21,604 and $18,133 at
    September 30, 1996 and December 31, 1995,
    respectively) (Note 1)........................      24,684        28,155
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $163,969 and $148,197 at
    September 30, 1996 and December 31, 1995,
    respectively) (Note 1)........................     180,418       196,190
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     450,344       453,113
                                                   ------------  ------------
    Total other assets............................   9,169,637     9,248,683
                                                   ------------  ------------
Total assets...................................... $24,385,019    24,905,111
                                                   ============  ============





                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Accounts payable and accrued expenses........... $    17,592        27,035
  Accrued real estate taxes.......................      45,134       117,803
  Distributions payable (Note 6)..................     192,380       199,337
  Due to Affiliates (Note 4)......................         402         9,218
  Deposits held for others........................      77,048       117,369
  Current portion of long-term debt (Note 3)......      35,934        33,410
  Current portion of deferred gain on sale of
    investment property (Note 5)..................      20,799        20,799
                                                   ------------  ------------
    Total current liabilities.....................     389,289       524,971
                                                   ------------  ------------
Deferred loan fees (Note 1).......................      71,429        77,922
Long-term debt, less current portion (Note 3).....   1,539,321     1,566,596
Deferred gain on sale of investment property,
  less current portion (Note 5)...................   2,511,286     2,526,885
                                                   ------------  ------------
  Total liabilities...............................   4,511,325     4,696,374
                                                   ------------  ------------
Partners' capital (Notes 1 and 6):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
                                                   ------------  ------------
  Limited Partners:
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  12,095,016    10,673,002
    Cumulative distributions...................... (20,634,524)  (18,877,467)
                                                   ------------  ------------
                                                    19,909,937    20,244,980
                                                   ------------  ------------
    Total Partners' capital.......................  19,873,694    20,208,737
                                                   ------------  ------------
Total liabilities and Partners' capital........... $24,385,019    24,905,111
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                        1996      1995        1996     1995
                                        ----      ----        ----     ----
Income:
  Rental income (Notes 1 and 2).... $ 486,125    509,155  1,468,626 1,675,806
  Additional rental income.........     2,975      9,855     34,549    50,820
  Interest income..................   188,197    202,028    576,016   499,222
  Other income.....................      -            73       -       37,103
                                    ---------- ---------- --------- ----------
                                      677,297    721,111  2,079,191 2,262,951
                                    ---------- ---------- --------- ----------
Expenses:
  Professional services to
    Affiliates.....................     2,710      6,387      9,391    19,519
  Professional services to
    non-affiliates.................      -          -        27,305    27,350
  General and administrative
    expenses to Affiliates.........     8,911      9,819     26,381    29,017
  General and administrative
    expenses to non-affiliates.....     2,453      2,615     20,952    16,961
  Property operating expenses to
    Affiliates.....................     7,083      7,539     21,992    31,748
  Property operating expenses to
    non-affiliates.................   (36,926)   (16,496)    41,153   283,184
  Interest expense to
    non-affiliates.................    38,466     39,254    116,006   118,315
  Depreciation.....................   130,117    130,118    390,353   421,175
  Amortization.....................     6,414      6,415     19,243    19,732
                                    ---------- ---------- --------- ----------
                                      159,228    185,651    672,776   967,001
                                    ---------- ---------- --------- ----------
  Operating income.................   518,069    535,460  1,406,415 1,295,950
  Gain on sale of investment
    property.......................     5,200     13,578     15,599   168,216
                                    ---------- ---------- --------- ----------
      Net income................... $ 523,269    549,038  1,422,014 1,464,166
                                    ========== ========== ========= ==========
Net income allocated to:
  General Partner..................      -          -          -         -
  Limited Partners.................   523,269    549,038  1,422,014 1,464,166
                                    ---------- ---------- --------- ----------
    Net income..................... $ 523,269    549,038  1,422,014 1,464,166
                                    ========== ========== ========= ==========

Net income per weighted average
  Limited Partner Unit of 59,286... $    8.83       9.26     23.99      24.70
                                    ========== ========== ========= ==========

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $ 1,422,014     1,464,166
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........     (15,599)     (168,216)
    Depreciation..................................     390,353       421,175
    Amortization..................................      19,243        19,732
    Deferred rent receivable......................      (2,854)      (26,099)
    Changes in assets and liabilities:
      Accounts and rents receivable...............      (3,561)      (11,666)
      Mortgage interest receivable................      (4,763)      (33,783)
      Other current assets........................      (2,800)       (6,893)
      Accounts payable and accrued expenses.......      (9,443)      (59,924)
      Accrued real estate taxes...................     (72,669)      (16,109)
      Due to Affiliates...........................      (8,816)        2,485
      Other current liabilities...................        -           (5,118)
      Deferred loan fees..........................      (6,493)       27,476
                                                   ------------  ------------
Net cash provided by operating activities.........   1,704,612     1,607,226
                                                   ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment property.......        -          409,383
  Principal payments received on mortgage
    loans receivable..............................      51,847        36,153
  Capital expenditures............................     (22,670)      (14,509)
                                                   ------------  ------------
Net cash provided by investing activities.........      29,177       431,027
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (1,764,014)   (1,780,199)
  Deposits held for others........................     (40,321)      (37,058)
  Principal payments of long-term debt............     (24,751)      (22,460)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,829,086)   (1,839,717)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     (95,297)      198,536
Cash and cash equivalents at beginning of period..     440,767       783,288
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   345,470       981,824
                                                   ============  ============





                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                                        1996          1995
                                                        ----          ----
Supplemental disclosure of non-cash investing activities:

  Cash paid for interest.......................... $   116,207       118,497
                                                   ============  ============

Sale of investment property:
  Mortgage loans receivable.......................        -       (3,789,704)
  Reduction of investment in property.............        -        3,683,157
  Reduction of accumulated depreciation related
    to investment property sold...................        -         (812,990)
  Gain on sale....................................        -          168,216
  Deferred gain on sale...........................        -        1,160,704
                                                   ------------  ------------
    Proceeds from sale of investment property..... $      -          409,383
                                                   ============  ============





























                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)



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

The Partnership's policy is to reduce the cost basis of investment properties, including deferred leasing fees and deferred rent receivable, to its estimated net realizable value when the investment properties are judged to have suffered an impairment in value that is other than temporary. Estimated net realizable value is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including lease-up periods, rental rates, interest rates and capitalization rates. As of September 30, 1996, no reduction to the cost basis of the investment properties has been recorded as the estimated net realizable value of the investment properties exceeds their costs basis.

Offering costs have been offset against the Limited Partners' capital accounts.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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

The fair value estimates presented herein are based on information available to management as of September 30, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of mortgage loans receivable at September 30, 1996 approximates carrying value.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



The fair value of the mortgage loan payable is based upon contractual payments to be made and interest rates that are currently available to the Partnership for the issuance of debt with similar terms and remaining maturities. The estimated fair value of the mortgage loan payable at September 30, 1996 approximates carrying value.

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


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements includes $2,854 and $26,099 for 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $462,846 and $459,992 in related accounts receivable as of September 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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


(4) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $402 and $9,218 remained unpaid at September 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $21,992 and $31,748 for the nine months ended September 30, 1996 and 1995, respectively, all of which has been paid.


(5) Sale of Schaumburg Terrace Apartment Complex, Schaumburg, Illinois

As of December 31, 1995, the Partnership sold the thirty-eight six-unit buildings comprising the Schaumburg Terrace apartment complex to unaffiliated third parties through a condominium sales program. The Partnership provided financing to the purchasers of thirty-seven of the thirty-eight buildings totaling $8,701,439. The principal balances of the thirty-seven loans range from $210,640 to $255,891 and require monthly principal and interest payments of $67,763 with an interest rate of 8.625% per annum for ten years (based on a thirty year amortization). Deferred gain will be recognized over the life of the related mortgage loans as principal payments are received. As of September 30, 1996, the balance of the deferred gain was $2,532,085.


(6) Subsequent Events

During October 1996, the Partnership paid a distribution of $192,380 to the Limited Partners.

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

At September 30, 1996, the Partnership had cash and cash equivalents of $345,470. The Partnership intends to use such funds for distributions and working capital requirements.

To the extent that cash flow is insufficient to meet the required minimum 8% annualized return to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

As of September 30, 1996, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Overall, rental and other income, property operating expenses to Affiliates and non-affiliates and depreciation decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, primarily due to the sales program at Schaumburg Terrace. However, this decrease was partially offset by an increase in interest income earned by the Partnership on the related financing extended by the Partnership to the purchasers. In addition, rental income decreased at McHenry Plaza for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to tenants representing 24% of the center vacating their spaces.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to decreases in accounting and legal services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to decreases in postage, data processing, investor services and mortgage servicing fees. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to an increase in the Illinois Replacement Tax owed by the Partnership in 1996.

The gain on the sale of investment property is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1995 and 1996:

                                    1995                        1996
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31

McHenry Plaza               84%   84%   86%   86%       62%   62%   62%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%  100%  100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%  100%  100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%  100%  100%
Westlake, Ohio

Schaumburg Terrace          86%* 100%*  N/A   N/A       N/A   N/A   N/A
Schaumburg, Illinois

Rantoul Wal-Mart           100%  100%  100%  100%      100%  100%  100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%  100%  100%
Duncan, Oklahoma

* Represents occupancy of the remaining condominium units owned by the Partnership at the end of the quarter.


                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996