Form 10-K405
period 1996-12-31
INLANDS MONTHLY INCOME FUND L P
filed 1997-03-27
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission file #0-16790

                      Inland's Monthly Income Fund, L.P.
            (Exact name of registrant as specified in its charter)

       Delaware                                  36-3525989
(State of organization)       (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois        60521
(Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  630-218-8000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:          Name of each exchange on which registered:
       None                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                           LIMITED PARTNERSHIP UNITS
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated August 3, 1987 as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS



                                   Part I
                                   ------
                                                                          Page
                                                                          ----
  Item 1.   Business......................................................  3

  Item 2.   Properties....................................................  5

  Item 3.   Legal Proceedings.............................................  9

  Item 4.   Submission of Matters to a Vote of Security Holders...........  9


                                   Part II
                                   -------
  Item 5.   Market for the Partnership's Limited Partnership Units and
            Related Security Holder Matters...............................  9

  Item 6.   Selected Financial Data....................................... 10

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 11

  Item 8.   Financial Statements and Supplementary Data................... 14

  Item 9.   Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure........................... 36


                                   Part III
                                   --------
  Item 10.  Directors and Executive Officers of the Registrant............ 36

  Item 11.  Executive Compensation ....................................... 41

  Item 12.  Security Ownership of Certain Beneficial
            Owners and Management......................................... 42

  Item 13.  Certain Relationships and Related Transactions................ 42


                                   Part IV
                                   -------
  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K........................................... 43

  SIGNATURES.............................................................. 44

                                    PART I

Item 1. Business

The Registrant, Inland's Monthly Income Fund, L.P. (the "Partnership"), was formed on March 26, 1987 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, the Partnership commenced an Offering of 50,000 (subject to an increase up to 60,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, which does not include the General Partner's $500 contribution. All of the holders of these Units were admitted to the Partnership. Of the gross offering proceeds raised, $25,831,542 has been invested in seven properties. The Partnership has repurchased a total of 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

   Property and Location            Square Feet          Date of Purchase
---------------------------      -------------------   ------------------
McHenry Plaza                          56,643                10/19/87
Shopping Center
McHenry, Illinois

Douglas Nursing Home                   65,661                01/13/88
Living and Retirement Center
Mattoon, Illinois

Hillside Nursing Home                  21,565                01/29/88
Living Center
Yorkville, Illinois

Scandinavian Health Spa, Inc.          26,040                04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace                    186,720                06/24/88
Condominiums Complex (b)           (228 Units)           (sold during
Schaumburg, Illinois                                      1994 & 1995)

Wal-Mart - Duncan                      68,907                08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul                     65,930                08/05/88
Department Store
Rantoul, Illinois

(a) Reference is made to Notes (2 and 7) of the Notes to Financial Statements (Item 8 of this Annual Report) for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

(b) Reference is made to Note (3) of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of buildings in this complex during 1994 and 1995.

The Partnership's real property investments are described on pages 25 - 29 of the Prospectus of the Partnership dated August 3, 1987, and in the supplements dated January 29, 1988, April 21, 1988, and June 10, 1988, which are incorporated herein by reference. Reference is also made to Note (2) of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of these investments.

The Partnership has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1996.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are set forth on a year-end basis in the table set forth in Item 2 below to which reference is hereby made. The Partnership's real property investments are located in Illinois, Ohio and Oklahoma. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has utilized its proceeds for investment to acquire properties. The leases at certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts. The Partnership's receipt of such amounts will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note (6) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.


Item 2. Properties

The Partnership owns directly the properties referred to under Item 1 above and in Note (2) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each of the last five years. N/A indicates the property was not owned at the end of the year.


                               1996      1995      1994      1993      1992
                               ----      ----      ----      ----      ----
  McHenry Plaza (a)             69%       86%       84%       88%       57%
  McHenry, Illinois

  Douglas Nursing Home         100%      100%      100%      100%      100%
  Mattoon, Illinois

  Hillside Nursing Home        100%      100%      100%      100%      100%
  Yorkville, Illinois

  Scandinavian Health          100%      100%      100%      100%      100%
  Westlake, Ohio

  Schaumburg Terrace           N/A       N/A        88%*      84%       86%
  Schaumburg, Illinois

  Wal-Mart - Duncan            100%      100%      100%      100%      100%
  Duncan, Oklahoma

  Wal-Mart - Rantoul           100%      100%      100%      100%      100%
  Rantoul, Illinois

  (a) As of this report, the occupancy rate at McHenry Plaza has increased to 80%.

   * Represents occupancy of the remaining condominium units owned by the Partnership at the end of the year.

The following is a list of average effective annual base rents per square foot for the Partnership's investment properties for each of the last five years.

                               1996      1995      1994      1993      1992
                               ----      ----      ----      ----      ----
  McHenry Plaza              $  5.22      6.21      7.06      6.77      6.33
  McHenry, Illinois

  Douglas Nursing Home          6.46      6.46      6.46      6.46      6.46
  Mattoon, Illinois

  Hillside Nursing Home        17.59     17.59     17.59     17.59     17.59
  Yorkville, Illinois

  Scandinavian Health          13.79     13.79     12.54     12.54     12.54
  Westlake, Ohio

  Wal-Mart - Duncan             3.90      3.90      3.90      3.90      3.90
  Duncan, Oklahoma

  Wal-Mart - Rantoul            3.57      3.57      3.57      3.57      3.57
  Rantoul, Illinois


In addition, the Partnership receives additional rental income from each of the lessees of these properties for the payment of real estate taxes, common area maintenance and insurance.


The following tables set forth certain information with respect to the amount and expiration of leases for the
Partnership's investment properties:

                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                   --------    ------------        ---------        -----------    -------------
Scandinavian Health Spa
    Scandinavian Health
    Spa, Inc.                           26,040      12/2004           2/5 years         $359,094         $13.79

Douglas Living Center
    Elite                               65,661       1/2001           1/10 years         427,623           6.51

Hillside Living Center
    Elite                               21,565       1/2001           1/10 years         382,539          17.74

Duncan Walmart
    Wal-mart Stores, Inc.               68,907       1/2014           5/5 years          262,341           3.81

Rantoul Walmart
    Wal-mart Stores, Inc.               65,930       1/2014           5/5 years          229,414           3.48

McHenry Plaza
    Bond Drug Company                   14,682      11/2010              -               136,353           9.29
    Spot Amusements, Inc.                8,269       5/1999              -                37,585           4.55
    Spot Amusements, Inc.                4,590       5/1999              -                16,800           3.66
    Northern Federal Savings
      and Loan                           3,420       3/2001           1/5 years           47,520          13.89
    Northern Federal Savings
      and Loan                             425       3/2001           1/5 years           27,500          64.71
    Don Roberts Beauty School            3,000       9/1997              -                32,260          10.75
    Premium Tobacco Store                1,750      11/1999              -                17,500          10.00
    Merit Medical                        2,000      Monthly              -                 7,000           3.50
    Spot Amusement                         900      Monthly              -                 1,800           2.00



                                                     Approx.        Annual             Annual Base    % of Total    % of Annual
                                       Number    Gross Leasable      Base      Total    Rent Per         GLA         Base Rent
                              Year       of      Area ("GLA") of   Rent of    Annual   Sq. Ft Under   Represented   Represented
                             Ending    Leases    Expiring Leases   Expiring    Base     Expiring      By Expiring   By Expiring
        Property             Dec 31,  Expiring    (square feet)     Leases    Rent(1)    Leases         Leases        Leases
        --------             ------- ----------  ---------------   --------   -------  ------------   -----------   -----------

Scandinavian Health Spa
                              1997-
                               2003      -              -         $   -      $359,094 $      -             -            -
                              2004       1            26,040       359,094    359,094      13.79          100%         100%
                              2005-
                               2006      -              -             -          -           -             -            -

Douglas Living Center         1997       -              -             -       436,452        -             -            -
                              1998       -              -             -       446,083        -             -            -
                              1999       -              -             -       455,714        -             -            -
                              2000       -              -             -       465,345        -             -            -
                              2001       1            65,661       466,148    466,148       7.10          100%         100%
                              2002-
                               2006      -              -             -          -           -             -            -

Hillside Living Center        1997       -              -             -       390,436        -             -            -
                              1998       -              -             -       399,052        -             -            -
                              1999       -              -             -       407,668        -             -            -
                              2000       -              -             -       416,284        -             -            -
                              2001       1            21,565       417,002    417,002      19.33          100%         100%
                              2002-
                               2006      -              -             -          -           -             -            -

Duncan Walmart
                              1997       -              -             -       262,341        -             -            -
                              1998-
                               2006      -              -             -       266,440        -             -            -

Rantoul Walmart
                              1997       -              -             -       229,414        -             -            -
                              1998-
                               2006      -              -             -       232,999        -             -            -

McHenry Plaza
                              1997       1             3,000        32,260    323,490      10.75          5.30%        9.97
                              1998       -              -             -       294,048        -             -            -
                              1999       3            14,609        81,286    291,242       5.56         25.79%       27.91%
                              2000       -              -             -       211,377        -             -            -
                              2001       2             3,845        75,020    211,377      19.51          6.79%       35.49%
                              2002-
                               2006      -              -             -       136,353        -             -            -



(1) No assumptions were made regarding the releasing of expired leases.  It is the opinion of the General Partner that the space will be released at market prices.

                                      -8-



Item 3. Legal Proceedings

The Partnership was not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 2,248 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                 (not covered by Independent Auditors' Report)


                            1996       1995       1994       1993       1992
                            ----       ----       ----       ----       ----
  Total assets......... $24,276,313 24,905,111 24,872,124 24,525,179 25,164,260
                        =========== ========== ========== ========== ==========

  Long-term debt, less
    current portion.... $ 1,529,779  1,566,596  1,600,006  1,630,324  1,657,836
                        =========== ========== ========== ========== ==========

  Total income......... $ 2,766,451  2,973,283  3,397,170  3,552,879  3,518,525
                        =========== ========== ========== ========== ==========

  Net income........... $ 1,869,732  1,923,281  1,303,469  1,239,610  1,245,401
                        =========== ========== ========== ========== ==========
  Net loss per the
   one General Partner
   Unit................ $      -          -          -          -        (8,786)
                        =========== ========== ========== ========== ==========
  Net income
   allocated per
   Limited Partnership
   Unit (b)............ $     31.54      32.44      21.99      20.91      21.15
                        =========== ========== ========== ========== ==========
  Distributions to
   Limited Partners (c) $ 2,347,018  2,672,357  2,371,433  2,371,433  2,371,427
                        =========== ========== ========== ========== ==========

  Distributions to
   Limited Partners
   per Unit (b)........ $     39.59      45.08      40.00      40.00      40.00
                        =========== ========== ========== ========== ==========


  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income and distribution per Unit data are based upon the weighted average number of Units outstanding of 59,286.

  (c) This amount represents the total distribution to the Limited Partners, a portion of which was funded by the General Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988 with a total of 59,999 Units being sold to the public at $500 per Unit resulting in $29,999,500 gross offering proceeds not including the General
Partner, of which $25,831,542 had been invested in seven properties (as described in Note (2) of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners.

At December 31, 1996, the Partnership had cash and cash equivalents of $357,749. The Partnership intends to use such funds for distributions and working capital requirements.

The properties owned by the Partnership, along with the interest received on the Schaumburg Terrace mortgage receivables, are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. To the extent that the cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

As of December 31, 1996, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

The gain on the sale of investment property resulted from the sales of sixteen and twenty-two of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex in 1995 and 1994, respectively. The remaining deferred gain from these sales of $2,526,885 will be recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. Reference is made to Note (3) of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of buildings in this complex during 1995 and 1994.

Overall rental income for the Partnership decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, primarily due to the sales program at Schaumburg Terrace. However, interest income earned by the Partnership on the Schaumburg Terrace mortgage receivables is greater than net rental income, after property expenses. Rental income decreased at McHenry Plaza in 1996 and 1995, as compared to 1994, due to tenants vacating their spaces. Rental income increased at Scandinavian Health Club in 1995 due to a scheduled rent increase.

The major tenant at McHenry Plaza is a Walgreens drug store. Other tenants are Don Robert's Beauty School and Family Entertainment Center. These tenants took possession of their spaces at the center from 1990 through 1993, following the July 1989 termination of a lease with Duckwell-Alco Stores, Inc., the tenant which leased 94% of the space in the center at the time the Partnership purchased the property. The General Partner embarked on a program to re-lease the center to new tenants, and secured a $1,700,000 line of credit (which was replaced in 1992 by a loan collateralized by the Rantoul Wal-Mart) for property upgrades, remodeling and re-leasing expenses. Annual principal and interest payments on this debt total $187,943. As of December 31, 1996, approximately 69% of the property was leased. As of the date of this report, the occupancy level has increased to approximately 80%. Additional expenditures for build-out and leasing commissions are anticipated as the remaining rentable space is leased. The lease-up of McHenry Plaza will increase the cash flow available for distribution by the Partnership.

The sale of the condominium buildings comprising the Schaumburg Terrace condominium complex resulted in decreases in depreciation and property operating expenses to Affiliates and non-affiliates for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994.

The decrease in professional services to Affiliates for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, is due to a decrease in both legal and accounting fees paid to Affiliates.

The increase in professional services to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to an increase in accounting and legal fees paid to non-affiliates. The increase in professional services to non-affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to an increase in accounting fees paid to non-affiliates.

General and administrative expenses to Affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to an increase in investor services, supplies and postage expenses, partially offset by a decrease in data processing and mortgage servicing expenses.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to a decrease in data processing expense which was partially offset by an increase in fees paid to an Affiliate for servicing the mortgages relating to the sale of Schaumburg Terrace.

General and administrative expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in the Illinois Replacement Tax.

Interest expense to Affiliates is the result of the loan from the General Partner received in 1993 for condominium conversion costs relating to Schaumburg Terrace. See Note (6) of the Notes to Financial Statements (Item 8 of this Annual Report).


Inflation

For the Partnership's McHenry Plaza Shopping Center inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Continued inflation may cause capital appreciation of this property over time as rental rates and the replacement cost of the property rise.

Rental income and operating expenses for those partnership properties operated under triple-net leases are not likely to be directly affected by future inflation, since rents are fixed under the leases and property expenses are the responsibility of tenants. The capital appreciation of triple-net-leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation affects interest rates, future inflation may have an effect on the capital appreciation of triple-net-leased properties.

Item 8. Financial Statements and Supplementary Data




                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)



                                       Index
                                       -----                              Page
                                                                          ----
Independent Auditors' Report.............................................  15

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  16

  Statements of Operations, for the years ended
    December 31, 1996, 1995 and 1994.....................................  18

  Statements of Partners' Capital, for the years ended
    December 31, 1996, 1995 and 1994.....................................  20

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................  21

  Notes to Financial Statements..........................................  23

Real Estate and Accumulated Depreciation (Schedule III)..................  34

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 31, 1997

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995


                                    Assets
                                    ------

                                                       1996          1995
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   357,749       440,767
  Accounts and rents receivable...................      69,819        53,005
  Mortgage interest receivable....................      70,259        62,115
  Current portion of mortgage loans receivable....      77,430        70,546
  Current portion of deferred rent receivable.....      12,503         6,879
  Other assets....................................       4,013         3,550
                                                   ------------  ------------
    Total current assets..........................     591,773       636,862
                                                   ------------  ------------
Investment properties (including acquisition
    fees paid to Affiliates of $1,738,621)
    (Notes 1, 2 and 6):
  Land............................................   2,697,394     2,697,394
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     749,447       707,502
                                                   ------------  ------------
                                                    19,039,521    18,997,576
  Less accumulated depreciation...................   4,496,365     3,978,010
                                                   ------------  ------------
    Net investment properties.....................  14,543,156    15,019,566
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   8,494,670     8,571,225
  Deferred loan fees (net of accumulated
    amortization of $22,761 and $18,133 at
    December 31, 1996 and 1995, respectively)
    (Note 1)......................................      23,527        28,155
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $169,227 and $148,197 at
    December 31, 1996 and 1995, respectively)
    (Notes 1 and 6)...............................     175,160       196,190
  Deferred rent receivable, less current portion
    (Notes 1 and 5)...............................     448,027       453,113
                                                   ------------  ------------
    Total other assets............................   9,141,384     9,248,683
                                                   ------------  ------------
Total assets...................................... $24,276,313    24,905,111
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1996 and 1995


                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1996          1995
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    22,211        27,035
  Accrued real estate taxes.......................      59,114       117,803
  Distributions payable (Note 9)..................     198,790       199,337
  Due to Affiliates (Note 6)......................       2,752         9,218
  Deposits held for others........................      99,250       117,369
  Current portion of long-term debt (Note 7)......      36,817        33,410
  Current portion of deferred gain on sale of
    investment property...........................      20,799        20,799
                                                   ------------  ------------
    Total current liabilities.....................     439,733       524,971
                                                   ------------  ------------
Deferred loan fees (Note 1).......................      69,264        77,922
Long-term debt, less current portion (Note 7).....   1,529,779     1,566,596
Deferred gain on sale of investment property,
  less current portion (Note 3)...................   2,506,086     2,526,885
                                                   ------------  ------------
  Total liabilities...............................   4,544,862     4,696,374
                                                   ------------  ------------
Partners' capital (Notes 1, 4 and 6):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  12,542,734    10,673,002
    Cumulative distributions...................... (21,224,485)  (18,877,467)
                                                   ------------  ------------
                                                    19,767,694    20,244,980
                                                   ------------  ------------
    Total Partners' capital.......................  19,731,451    20,208,737
                                                   ------------  ------------
Total liabilities and Partners' capital........... $24,276,313    24,905,111
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Income:
  Rental income (Notes 1 and 5)..... $ 1,962,343     2,178,893     3,139,073
  Additional rental income..........      37,983        62,589        63,631
  Interest income...................     766,125       694,548       135,776
  Other income......................        -           37,253        58,690
                                     ------------  ------------  ------------
                                       2,776,451     2,973,283     3,397,170
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      13,295        22,818        27,655
  Professional services to
    non-affiliates..................      30,468        28,701        23,776
  General and administrative
    expenses to Affiliates..........      34,248        40,106        42,594
  General and administrative
    expenses to non-affiliates......      21,753        18,769        18,188
  Property operating expenses to
    Affiliates......................      28,820        39,816        86,991
  Property operating expenses
    to non-affiliates...............      90,659       337,677     1,136,582
  Interest expense to Affiliates....        -             -           14,309
  Interest expense to non-affiliates     154,262       157,379       160,208
  Depreciation......................     518,355       551,293       788,063
  Amortization......................      25,658        26,147        34,085
                                     ------------  ------------  ------------
                                         917,518     1,222,706     2,332,451
                                     ------------  ------------  ------------
Operating income....................   1,848,933     1,750,577     1,064,719
Gain on sale of investment
  property (Note 3).................      20,799       172,704       238,750
                                     ------------  ------------  ------------
Net income.......................... $ 1,869,732     1,923,281     1,303,469
                                     ============  ============  ============












                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
                                         ----          ----          ----
Net income allocated to (Note 4):
  General Partner...................        -             -             -
  Limited Partners..................   1,869,732     1,923,281     1,303,469
                                     ------------  ------------  ------------
Net income.......................... $ 1,869,732     1,923,281     1,303,469
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average
  of Limited Partnership Units of
  59,286............................ $     31.54         32.44         21.99
                                     ============  ============  ============

































                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994


                                        General       Limited
                                        Partner       Partners      Total
                                        -------       --------      -----
Balance (deficit) January 1, 1994... $   (36,243)   21,782,020    21,745,777

Net income (Note 4).................        -        1,303,469     1,303,469
Supplemental Capital Contributions
  by the General Partner (a)........        -          280,000       280,000
Distributions to Limited Partners
  ($40.00 per weighted average of
  Limited Partnership Units
  of 59,286)........................        -       (2,371,433)   (2,371,433)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1994.     (36,243)   20,994,056    20,957,813

Net income (Note 4).................        -        1,923,281     1,923,281
Distributions to Limited Partners
  ($45.08 per weighted average of
  Limited Partnership Units
  of 59,286)........................        -       (2,672,357)   (2,672,357)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1995.     (36,243)   20,244,980    20,208,737

Net income (Note 4).................        -        1,869,732     1,869,732
Distributions to Limited Partners
  ($39.59 per weighted average of
  Limited Partnership Units
  of 59,286)........................        -       (2,347,018)   (2,347,018)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1996. $   (36,243)   19,767,694    19,731,451
                                     ============  ============  ============


(a) Made by the General Partner to fund the cumulative preferred return of 8% per annum.













                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,869,732     1,923,281     1,303,469
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
    Gain on sale of investment
      property......................     (20,799)     (172,704)     (238,750)
    Depreciation....................     518,355       551,293       788,063
    Amortization....................      25,658        26,147        34,085
    Changes in assets and liabilities:
      Accounts and rents receivable.     (16,814)      (12,769)         (232)
      Mortgage interest receivable..      (8,144)      (30,248)      (31,867)
      Other current assets..........        (463)         (872)        2,259
      Deferred rent receivable......        (538)      (28,162)      (19,072)
      Accounts payable and accrued
        expenses....................      (4,824)      (51,986)       29,852
      Accrued real estate taxes.....     (58,689)     (294,117)      (28,432)
      Due to Affiliates.............      (6,466)        7,652        (1,230)
      Other current liabilities.....        -           (5,118)          499
      Deferred loan fees............      (8,658)       25,311        52,611
Net cash provided by operating       ------------  ------------  ------------
  activities........................   2,288,350     1,937,708     1,891,255
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment
    property........................        -          409,383       700,648
  Principal payments received on
    mortgage loans receivable.......      69,671        53,149         6,519
  Capital expenditures..............     (41,945)      (14,509)      (68,443)
Net cash provided by investing       ------------  ------------  ------------
  activities........................      27,726       448,023       638,724
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Supplemental Capital Contributions        -             -          280,000
  Cash distributions................  (2,347,565)   (2,674,430)   (2,371,433)
  Change in Deposits held
    for others......................     (18,119)      (23,504)      (22,346)
  Principal payments of long-term
    debt............................     (33,410)      (30,318)      (27,513)
  Repayment of loan from
    General Partner.................        -             -         (260,000)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (2,399,094)   (2,728,252)   (2,401,292)
                                     ------------  ------------  ------------



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
Net increase (decrease) in cash          ----          ----          ----
  and cash equivalents.............. $   (83,018)     (342,521)      128,687
Cash and cash equivalents at
  beginning of year.................     440,767       783,288       654,601
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   357,749       440,767       783,288
                                     ============  ============  ============



  Cash paid for interest............ $   154,534       157,951       185,255
                                     ============  ============  ============


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Mortgage loans receivable.........        -       (3,789,704)   (4,911,735)
  Reduction of investment in
    property........................        -        3,683,157     5,019,117
  Reduction of accumulated
    depreciation related to
    investment property sold........        -         (812,990)   (1,036,952)
  Gain on sale......................        -          172,704       238,750
  Deferred gain on sale.............        -        1,156,216     1,391,468
    Proceeds from sale of investment ------------  ------------  ------------
      property...................... $      -          409,383       700,648
                                     ============  ============  ============

















                See accompanying notes to financial statements

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994


(1) Organization and Basis of Accounting

Inland's Monthly Income Fund, L.P. (the "Partnership"), was formed on March 26, 1987 pursuant to the Delaware Revised Uniform Limited Partnership Act, to
invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, the Partnership commenced an Offering of 50,000 (subject to an increase up to 60,000) Limited Partnership Units ("Units") pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per
Unit, resulting in gross offering proceeds of $29,999,500. This does not include the General Partner's contribution. All of the holders of these Units were admitted to the Partnership. The Partnership has repurchased a total of 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:
                                                   Years
                                                   -----
    Buildings and improvements.................... 30 to 40
    Furniture and fixtures........................ 5 to 12
    Tenant improvements........................... lease term

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

Offering costs have been offset against the Limited Partners' capital accounts.

Deferred leasing fees are amortized on a straight-line basis over the term of the related lease. Deferred loan fees are amortized on a straight line basis over the term of the related loan.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Condominium conversion costs were included in investment property held for sale and were expensed as condominium units were sold.

Loan fees relating to the mortgage loans receivable are deferred and amortized as yield adjustments on a straight-line basis over the life of the related mortgage loan receivable which approximates the effective interest rate method.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments relating to depreciation and the Supplemental Capital Contributions to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

                                        1996                     1995
                             ------------------------- -----------------------
                                             Tax                      Tax
                                GAAP         Basis        GAAP        Basis
                                Basis     (unaudited)     Basis    (unaudited)
                             ------------ ------------ ----------- -----------
Total assets................ $24,276,313   27,565,556   24,905,111  28,194,354

Partners' capital (deficit):
  General Partner...........     (36,243)     (25,022)     (36,243)    (20,045)
  Limited Partners..........  19,767,694   23,045,715   20,244,980  23,518,024

Net income (loss):
  General Partner...........        -          (4,977)        -         (3,784)
  Limited Partners..........   1,869,732    1,911,441    1,923,281   1,962,141

Net income per Limited
  Partnership Unit..........       31.54        32.24        32.44       33.10

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 59,286.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Investment Properties

(a) McHenry Plaza, McHenry, Illinois

    On October 19, 1987, the Partnership purchased a 57,910 square foot shopping center located in McHenry, Illinois from an Affiliate of the General Partner. The cost of this property to the Partnership was $1,967,200 which includes the purchase price of $1,776,000 and acquisition costs of $191,200. Subsequent to the purchase of this property, approximately $1,595,000, including leasing commissions, was expended to upgrade the property following the July 1989 termination of a lease with Duckwell - Alco Stores, Inc., the tenant which leased 94% of the space in the center at the time the Partnership purchased the property. This upgrade was financed by a line of credit secured by the Rantoul Wal-Mart. See Note (7) Long-Term Debt for further discussion of permanent financing obtained.

    The major tenant at McHenry Plaza is a Walgreens drug store. Other tenants include Family Entertainment Center, Northern Federal Savings Bank, Merit Medical Equipment and Don Roberts Beauty School. As of December 31, 1996, approximately 17,607 square feet, representing 31% of the total space at the center, remains to be leased. As of January 31, 1997, the total remaining leaseable space was approximately 11,073 square feet, representing 20% of the total space at the center. The General Partner continues to pursue additional leases for this remaining space.

(b) Douglas Living and Retirement Center, Mattoon, Illinois

    On January 13, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The nursing care facility consists of a 75 bed facility occupying 27,922 square feet, a 35 unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215.

    The Retirement and Living Center is currently 100% leased to Elite Care Corporation (ELITE). The lease is a triple-net lease and expires January, 2001. The tenant has the right to extend the lease for an additional 10 year term. The current rent per annum is $427,623 and will adjust annually.

    In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(c) Hillside Living Center, Yorkville, Illinois

    On January 29, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,870,000. The cost of this property to the Partnership was $3,195,713, which includes the purchase price of $2,870,000 and acquisition costs of $325,713. The center consists of a two-story building with a total of 21,565 square feet.

    The Living Center is currently 100% leased to ELITE. The lease is a triple-net lease and expires January, 2001. The tenant has the right to extend the lease for an additional 10 year term. The current rent per annum is $382,539 and will adjust annually.

    In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

(d) Scandinavian Health Spa, Westlake, Ohio

    On April 20, 1988, the Partnership purchased an existing 26,040 square foot health and racquet club known as Scandinavian Health Spa, located in Westlake, Ohio. The cost of this property to the Partnership was $3,068,930, which includes the purchase price of $2,760,000 and related acquisition costs of $308,930.

    The property is fully leased to Scandinavian Health Spa, Inc., a subsidiary of Bally Health & Tennis Corporation, under a triple-net lease. The lease required a base rent per annum of $296,772, paid monthly, and expires in December 2004. The tenant has the option to extend the lease for two additional five-year periods. The rent was adjusted to $359,094 per annum in January 1995, and adjusts every five years thereafter, based on the Consumer Price Index.

(e) Duncan Wal-Mart, Duncan, Oklahoma

    On August 5, 1988, the Partnership purchased a Wal-Mart store in Duncan, Oklahoma (the "Duncan Store") from Wal-Mart Properties, Inc. The cost to the Partnership was $3,038,547, which includes acquisition fees of $305,829.

    The Duncan Store  is  situated  on  approximately  11.5  acres  of land and
    contains a total of 68,907 square feet.   The construction of the store was
    completed in the fall of 1987.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


     Wal-Mart Stores, Inc. is the tenant and has executed a lease for 100% of the rentable space. The lease is a triple-net lease and expires in January, 2014. The tenant has the right to extend the lease for five additional five year periods. The rent per annum during the first ten lease years is $262,341; during lease years 11-20 it will be $266,440; during lease years 21-25 it will be $286,935; during lease years 26-35 it will be $293,767; and it will be $300,599 during the remaining lease years.

(f)  Rantoul Wal-Mart, Rantoul, Illinois

     On August 5, 1988, the Partnership purchased a Wal-Mart Store in Rantoul, Illinois (the "Rantoul Store") from Wal-Mart Properties, Inc. The cost to the Partnership was $2,656,568, which includes acquisition fees of $266,834.

     The Rantoul Store is situated on approximately 11.2 acres of land and contains a total of 65,930 square feet. The construction of the store was completed in the spring of 1988.

     Wal-Mart Stores, Inc. is the tenant and has executed a lease for 100% of the rentable space. The lease is a triple-net lease and expires in January, 2014. The tenant has the right to extend the lease for five additional five year periods. The rent per annum during the first ten lease years is $229,414; during lease years 11-20 it will be $232,999; during lease years 21-25 it will be $250,922; during lease years 26-35 it will be $256,896; and it will be $262,870 during the remaining lease years.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Cost and accumulated depreciation of the above properties are summarized as follows:
                                                 1996             1995
         Shopping Center:                        ----             ----
          Cost.............................. $ 3,505,298        3,463,353
          Less accumulated depreciation.....   1,083,874          955,422
                                             ------------     ------------
                                               2,421,424        2,507,931
                                             ------------     ------------
         Health and Tennis Club:
          Cost..............................   3,068,930        3,068,930
          Less accumulated depreciation.....     725,004          642,146
                                             ------------     ------------
                                               2,343,926        2,426,784
                                             ------------     ------------
         Nursing Homes:
          Cost..............................   6,770,178        6,770,178
          Less accumulated depreciation.....   1,592,161        1,415,254
                                             ------------     ------------
                                               5,178,017        5,354,924
                                             ------------     ------------
         Department Stores:
          Cost..............................   5,695,115        5,695,115
          Less accumulated depreciation.....   1,095,326          965,188
                                             ------------     ------------
                                               4,599,789        4,729,927
                                             ------------     ------------
            Total........................... $14,543,156       15,019,566
                                             ============     ============


(3) Gain on Sale of Investment Property

Schaumburg Terrace, Schaumburg, Illinois

As of December 31, 1996, the Partnership has sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The principal balances of these loans range from $210,640 to $255,891. These loans require monthly principal and interest payments totaling $67,763 based on an interest rate of 8.625% per annum for ten years and a thirty year amortization period with payment of all remaining principal at the end of that period. The Partnership has recorded $20,799, $172,704 and $238,750 of gain as a result of these installment sales in 1996, 1995 and 1994, respectively. The remaining deferred gain of $2,526,885 will be recognized over the life of the related mortgage loans as principal payments are received.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(4)  Partnership Agreement

The Partnership Agreement defines the allocation of distributable available cash and profits and losses. Limited Partners will receive 100% of cash available for distribution until the Limited Partners have received a cumulative preferred return of 8% per annum. Thereafter, the General Partner shall be allocated an amount equal to any Supplemental Capital Contributions outstanding at the time of the distribution and then 95% of cash available for distribution will be allocated to the Limited Partners and 5% will be allocated to the General Partner.

Pursuant to the terms of the Partnership Agreement, the profits and losses of the Partnership from operations are allocated as follows:

    (a) Depreciation shall be allocated 99% to the taxable Limited Partners and 1% to the General Partner.

    (b) To the extent the minimum distribution of 8% per annum to the Limited Partners is funded by Supplemental Capital Contributions, the distribution shall be treated as a guaranteed payment, and the resulting deduction shall be allocated to the General Partner.

    (c) The remaining net profits shall be allocated 100% to the Limited Partners until the Limited Partners have been allocated an amount equal to the distribution required to provide them a cumulative preferred return of 8% per annum.

The Partnership allocates income to Partners such that no Partner group will receive an allocation of income which is greater than the Partnership's net income for the related period.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. Such contributions by the General Partner to fund the cumulative preferred return of 8% per annum, for the three year period ended December 31, 1996, are as shown in the accompanying statements of partners' capital. The cumulative amount of such Supplemental Capital Contributions at December 31, 1996 is $2,095,863.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(5) Operating leases

Minimum lease payments to be received in the future from the operating leases are as follows:

         1997.......................................... $ 1,993,160
         1998..........................................   1,992,935
         1999..........................................   1,977,259
         2000..........................................   1,951,535
         2001..........................................   1,208,883
         Thereafter....................................   8,270,354
                                                        ------------
         Total......................................... $17,394,126
                                                        ============

Remaining lease terms range from one year to eighteen years. Pursuant to the lease agreements, tenants of McHenry Plaza Shopping Center are required to reimburse the Partnership for their pro rata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include $538, $28,162 and $28,620 in 1996, 1995 and 1994, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $460,530 and $459,992 in related deferred rent receivable as of December 31, 1996 and 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $9,548 was written off against rental income in 1994 due to a modification of a lease at McHenry Plaza Shopping Center.

The Partnership has significant net operating leases with Elite Care Corporation for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-mart Stores, Inc. for the Rantoul and Duncan Walmarts. Revenues from these leases represent approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1996.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(6) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $2,752 and $9,218 remained unpaid at December 31, 1996 and 1995, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $28,820, $39,816 and $86,991 for the years ended December 31, 1996, 1995 and 1994, respectively, all of which has been paid.

Through the Partnership's participation  in  an  insurance program, claims from the Partnership's properties, as well as properties owned by other limited partnerships syndicated by Affiliates, were managed through a loss reserve trust. In June 1995, this program was terminated. For the years ended December 31, 1995 and 1994, respectively, the Partnership paid $5,248 and $7,578 to the loss reserve trust for the McHenry Plaza Shopping Center and Schaumburg Terrace properties. Effective March 1994, Schaumburg Terrace was no longer insured through this program.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(7) Long-Term Debt

On February 26, 1992, the Partnership obtained a $1,700,000 loan collateralized by the Rantoul Wal-Mart to replace a maturing line of credit for the upgrading of McHenry Plaza Shopping Center. The loan bears an interest rate of 9.75% and requires monthly principal and interest payments of $15,662 through March 2002, when all unpaid principal and interest is due. The Partnership paid a $17,000 loan fee to the lender and incurred $29,288 of other costs associated with the funding of the loan.

As of December 31, 1996, the required principal payments on the Partnership's long-term debt over the next five years are as follows:

         1997.......................................... $ 36,817
         1998..........................................   40,572
         1999..........................................   44,709
         2000..........................................   49,268
         2001..........................................   54,293


(8) Legal Proceedings

On March 10, 1995, the Partnership settled a claim with regards to the reorganization plan of Adventist Living Centers, Inc. ("ALC"), a former tenant of the Partnership's nursing homes. The Partnership had previously received $149,323 from ALC in connection with their lease termination agreements. The Partnership paid $68,031 as its portion of the settlement but received $10,876 from its share of a co-defendant's contribution.


(9) Subsequent Events

During January 1997, the Partnership paid a distribution of $198,790 to the Limited Partners.

                                              INLAND'S MONTHLY INCOME FUND, L.P.
                                                    (a limited partnership)
                                                         Schedule III
                                           Real Estate and Accumulated Depreciation
                                                       December 31, 1996



                                       Initial Cost
                                      to Partnership                              Gross amount at which carried
                                            (A)              Costs                     at end of period (B)
                                  ----------------------- capitalized  --------------------------------------------------
                                               Buildings   subsequent     Land       Buildings              Accumulated
                                                 and           to          and         and         Total    Depreciation
                      Encumbrance    Land    improvements acquisition improvements improvements     (C)          (D)
                      ----------- ---------- ------------ ----------- ------------ ------------ ----------- -------------

McHenry Plaza
  Shopping Center
  McHenry, IL........ $     -       330,083    1,637,117    1,538,098     330,083    3,175,215   3,505,298   1,083,874


Douglas Nursing Home
  Living/Retirement
  Center
  Mattoon, IL........       -       411,778    3,162,687         -        411,778    3,162,687   3,574,465     802,675

Hillside Nursing Home
  Living Center
  Yorkville, IL......       -       232,034    2,963,679         -        232,034    2,963,679   3,195,713     789,486


Scandinavian Health
  Spa Health and
  Tennis Club
  Westlake, OH.......       -       583,204    2,485,726         -        583,204    2,485,726   3,068,930     725,004


Wal-Mart - Duncan
  Department Store
  Duncan, OK.........       -       863,992    2,174,555         -        863,992    2,174,555   3,038,547     522,929


Wal-Mart - Rantoul
  Department Store
  Rantoul, IL........  1,566,596    276,303    2,380,265         -        276,303    2,380,265   2,656,568     572,397
                      ----------- ---------- ------------ ------------ ----------- ------------ ----------- -----------
                      $1,566,596  2,697,394   14,804,029    1,538,098   2,697,394   16,342,127  19,039,521   4,496,365
                      =========== ========== ============ ============ =========== ============ =========== ===========




                                                            INLAND'S MONTHLY INCOME FUND, L.P.
                                                                  (a limited partnership)
                                                                       Schedule III
                                                         Real Estate and Accumulated Depreciation
                                                                     December 31, 1996




                                             Life on which
                      Date                   Depreciation
                      Con-                   in latest Stmt
                      stru-       Date       of Operations
                      cted        Acq         is computed
                      -----       ----       --------------


McHenry Plaza
  Shopping Center
  McHenry, IL........ 1968        10/19        30 yrs.
                                   1987

Douglas Nursing Home
  Living/Retirement
  Center                          01/13
  Mattoon, IL........ 1964         1988        40 yrs.

Hillside Nursing Home
  Living Center
  Yorkville, IL...... 1963        01/29        40 yrs.
                                   1988

Scandinavian Health
  Spa Health and
  Tennis Club
  Westlake, OH....... 1984        04/20        30 yrs.
                                   1988

Wal-Mart - Duncan
  Department Store
  Duncan, OK......... 1987        08/05        35 yrs.
                                   1988

Wal-Mart - Rantoul
  Department Store
  Rantoul, IL........ 1988        08/05        35 yrs.
                                   1988

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                       December 31, 1996, 1995 and 1994


Notes:

(A) The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate owned at December 31, 1996 for federal income tax purposes was approximately $19,039,000 (unaudited).

(C)      Reconciliation of real estate owned:


                                         1996          1995          1994
                                         ----          ----          ----
    Balance at beginning of year.... $18,997,576    22,666,224    27,616,898
    Additions.......................      41,945        14,509        68,443
    Disposals.......................        -        3,683,157     5,019,117
                                     ------------  ------------  ------------
    Balance at end of year.......... $19,039,521    18,997,576    22,666,224
                                     ============  ============  ============

(D) Reconciliation of accumulated depreciation:

    Balance at beginning of year.... $ 3,978,010     4,239,707     4,488,596
    Depreciation expense............     518,355       551,293       788,063
    Disposals.......................        -          812,990     1,036,952
                                     ------------  ------------  ------------
    Balance at end of year.......... $ 4,496,365     3,978,010     4,239,707
                                     ============  ============  ============

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosures during 1996.



                                   PART III



Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

  DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 46) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Builders and Managers Association of Illinois, the National Apartment Association and the Chicagoland Apartment Association.

Mr. Treonis has been the Chairman of the Board of Directors of Inland Commercial Property Management, Inc. since its formation in 1994.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when the cumulative preferred return in excess of 8% has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 44 and "Allocation of Profits or Losses" at pages 43 and 44 of the Prospectus, and at pages A-6 to A-9 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note (4) of the Notes to Financial
Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1994.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 7 and 8 and "Conflicts of Interest" at pages 9-11 of the Prospectus, and at pages A-11 through A-19 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner of the Partnership and its Affiliates may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. In 1996, these expenses amounted to $47,543, of which $2,752 was unpaid at December 31, 1996.

Affiliates of the General Partner earned $28,820 in management fees for the year ended December 31, 1996 in connection with managing certain of the Partnership's properties. All of these were paid prior to December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                 Amount and Nature
                                 of Beneficial                Percent
      Title of Class                  Ownership               of Class
      ----------------------     -------------------       -------------
    Limited Partnership          165.44 Units              Less than 1%
     Units                                                 directly


    No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate or its officers and directors as set forth above in
    Item 10.

(c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above and Note (6) of the Notes to Financial Statements (Item 8 of this Annual Report).

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The Financial Statements listed in the index at page 14 of this Annual Report are filed as part of this Annual Report.

    (b)  Exhibits. The following documents are filed as part of this report:

         3 Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership, included as Exhibits A and B of the Prospectus dated August 3, 1987, as supplemented, are incorporated herein by reference thereto.

         4 Form of Certificate of Ownership representing interests in the registrant filed as Exhibit 4 to Registration Statement on Form S-11, File No. 33-13509, is incorporated herein by reference thereto.

         28 Prospectus dated August 3, 1987, as supplemented, included in Post-effective Amendment No. 4 to Form S-11 Registration Statement, File No. 33-13509, is incorporated herein by reference thereto.

    (c)  Financial Statement Schedules.

         Financial statement schedules for the years ended December 31, 1996, 1995 and 1994 are submitted herewith.


                                                                    Page
                                                                    ----
         Real Estate and Accumulated Depreciation (Schedule III)...  34

         Schedules not filed:

         All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    (d)  Reports on Form 8-K:

         None.

No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND'S MONTHLY INCOME FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date  March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997