Form 10-Q
period 1997-03-31
INLANDS MONTHLY INCOME FUND L P
filed 1997-05-15
CIK 812909

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1997

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

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   390,087       357,749
  Accounts and rents receivable...................      62,641        69,819
  Mortgage interest receivable....................      63,291        70,259
  Current portion of mortgage loans receivable....      78,757        77,430
  Current portion of deferred rent receivable.....      12,503        12,503
  Other assets....................................       1,727         4,013
                                                   ------------  ------------
    Total current assets..........................     609,006       591,773
                                                   ------------  ------------
Investment properties (including acquisition
    fees paid to Affiliates of $1,738,621)
    (Notes 1 and 3):
  Land............................................   2,697,394     2,697,394
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     749,447       749,447
                                                   ------------  ------------
                                                    19,039,521    19,039,521
  Less accumulated depreciation...................   4,626,413     4,496,365
                                                   ------------  ------------
    Net investment properties.....................  14,413,108    14,543,156
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   8,474,075     8,494,670
  Deferred loan fees (net of accumulated
    amortization of $23,918 and $22,761 at
    March 31, 1997 and December 31, 1996,
    respectively) (Note 1)........................      22,370        23,527
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $174,484 and $169,227 at
    March 31, 1997 and December 31, 1996,
    respectively) (Note 1)........................     169,903       175,160
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     429,826       448,027
                                                   ------------  ------------
    Total other assets............................   9,096,174     9,141,384
                                                   ------------  ------------
Total assets...................................... $24,118,288    24,276,313
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    43,667        22,211
  Accrued real estate taxes.......................      74,553        59,114
  Distributions payable (Note 4)..................     198,824       198,790
  Due to Affiliates (Note 3)......................      20,157         2,752
  Deposits held for others........................     127,156        99,250
  Current portion of long-term debt...............      37,722        36,817
  Current portion of deferred gain on sale of
    investment property...........................      22,666        20,799
                                                   ------------  ------------
    Total current liabilities.....................     524,745       439,733

Unearned income (Note 1)..........................     136,134        69,264
Long-term debt, less current portion..............   1,520,002     1,529,779
Deferred gain on sale of investment property,
  less current portion............................   2,498,553     2,506,086
                                                   ------------  ------------
  Total liabilities...............................   4,679,434     4,544,862
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  12,903,087    12,542,734
    Cumulative distributions...................... (21,877,435)  (21,224,485)
                                                   ------------  ------------
                                                    19,475,097    19,767,694
                                                   ------------  ------------
    Total Partners' capital.......................  19,438,854    19,731,451
                                                   ------------  ------------
Total liabilities and Partners' capital........... $24,118,288    24,276,313
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Income:                                                ----          ----
  Rental income (Notes 1 and 2)................... $   475,176       490,310
  Additional rental income........................      10,897        19,627
  Interest income.................................     189,212       191,945
  Other income....................................       1,325          -
                                                   ------------  ------------
                                                       676,610       701,882
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       3,736         3,591
  Professional services to non-affiliates.........      25,615        28,850
  General and administrative expenses to
    Affiliates....................................      11,572        11,828
  General and administrative expenses to
    non-affiliates................................      16,659        13,565
  Property operating expenses to Affiliates.......       8,104         7,367
  Property operating expenses to non-affiliates...      81,733        45,823
  Interest expense to non-affiliates..............      38,042        38,870
  Depreciation....................................     130,048       130,118
  Amortization....................................       6,414         6,415
                                                   ------------  ------------
                                                       321,923       286,427
                                                   ------------  ------------
Operating income..................................     354,687       415,455
Gain on sale of investment property...............       5,666         5,200
                                                   ------------  ------------
Net income........................................ $   360,353       420,655
                                                   ============  ============

Net income allocated to:
  General Partner.................................        -             -
  Limited Partners................................     360,353       420,655
                                                   ------------  ------------
Net income........................................ $   360,353       420,655
                                                   ============  ============

Net income allocated to Limited Partners per
  weighted average of Limited Partnership Units
  of 59,286....................................... $      6.08          7.10
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   360,353       420,655
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........      (5,666)       (5,200)
    Depreciation..................................     130,048       130,118
    Amortization..................................       6,414         6,415
    Changes in assets and liabilities:
      Accounts and rents receivable...............       7,178       (11,308)
      Mortgage interest receivable................       6,968        (1,603)
      Other current assets........................       2,286         2,057
      Deferred rent receivable....................      18,201        (1,065)
      Accounts payable and accrued expenses.......      21,456        24,710
      Accrued real estate taxes...................      15,439        14,490
      Due to Affiliates...........................      17,405         8,479
      Unearned income.............................      66,870        (2,164)
                                                   ------------  ------------
Net cash provided by operating activities.........     646,952       585,584
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments received on mortgage
    loans receivable..............................      19,268        16,917
                                                   ------------  ------------
Net cash provided by investing activities.........      19,268        16,917
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................    (652,916)     (584,096)
  Deposits held for others........................      27,906        16,573
  Principal payments of long-term debt............      (8,872)       (8,051)
                                                   ------------  ------------
Net cash used in financing activities.............    (633,882)     (575,574)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      32,338        26,927
Cash and cash equivalents at beginning of period..     357,749       440,767
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   390,087       467,694
                                                   ============  ============


Cash paid for interest............................ $    38,114        38,935
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

                                March 31, 1997
                                  (unaudited)


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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on the straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

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


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $18,201 and an increase of $1,065 for 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $442,329 and $460,530 in related deferred rent receivable as of March 31, 1997 and December 31, 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the three months ended March 31, 1997 due to modifications of a lease at McHenry Plaza Shopping Center.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $17,883 and $2,752 was unpaid at March 31, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $8,104 and $7,367 for the three months ended March 31, 1997 and 1996, respectively, of which $2,274 was unpaid at March 31, 1997.


(4) Subsequent Events

During April 1997, the Partnership paid a distribution of $198,824 to the Limited Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with a total of 59,999 Units being sold to the public at $500 per Unit, resulting in $29,999,500 gross offering proceeds, not including the General Partner, of which $25,831,542 had been invested in seven properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners.

At March 31, 1997, the Partnership had cash and cash equivalents of $390,087. The Partnership intends to use such funds for distributions and working capital requirements.

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

Results of Operations

As of March 31, 1997, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Overall, rental income and additional rental income decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, primarily due to the write off of deferred rent receivable relating to a lease modification at McHenry Plaza Shopping Center.

Professional services to non-affiliates decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to decreases in accounting and other professional services required by the Partnership.

General and administrative expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in postage, supplies and printing expenses.

Property operating expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to the increase in utilities, insurance, real estate taxes and repair and maintenance in regards to new tenants at McHenry Plaza.

The gain on the sale of investment property is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1996 and 1997:

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               62%   62%   62%   69%       72%*
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%      100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%
Duncan, Oklahoma

* As of the date of this report, McHenry Plaza Shopping Center's approximate occupancy level has increased to 79% from the addition of three new tenants aggregating 4,021 square feet.


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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997