Form 10-Q
period 1997-06-30
INLANDS MONTHLY INCOME FUND L P
filed 1997-08-11
CIK 812909

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1997

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


2901 Butterfield Road, Oak Brook, Illinois                 60523
(Address of principal executive office)                   (Zip code)


     Registrant's telephone number, including area code:  630-218-8000


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

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   197,689       357,749
  Accounts and rents receivable...................      44,955        69,819
  Mortgage interest receivable....................      69,950        70,259
  Current portion of mortgage loans receivable....      81,165        77,430
  Current portion of deferred rent receivable.....      12,503        12,503
  Other assets....................................       6,816         4,013
                                                   ------------  ------------
    Total current assets..........................     413,078       591,773
                                                   ------------  ------------
Investment properties (including acquisition fees
    paid to Affiliates of $1,738,621) (Note 1):
  Land............................................   2,697,394     2,697,394
  Buildings and improvements......................  15,619,180    15,592,680
  Tenant improvements.............................     749,447       749,447
                                                   ------------  ------------
                                                    19,066,021    19,039,521
  Less accumulated depreciation...................   4,756,461     4,496,365
                                                   ------------  ------------
    Net investment properties.....................  14,309,560    14,543,156
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   8,216,831     8,494,670
  Mortgage loans in substantive foreclosure
   (Note 4).......................................     236,530          -
  Deferred loan fees (net of accumulated
    amortization of $25,076 and $22,761 at
    June 30, 1997 and December 31, 1996,
    respectively) (Note 1)........................      21,212        23,527
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $179,742 and $169,227 at
    June 30, 1997 and December 31, 1996,
    respectively) (Note 1)........................     164,645       175,160
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     431,008       448,027
                                                   ------------  ------------
    Total other assets............................   9,070,226     9,141,384
                                                   ------------  ------------
Total assets...................................... $23,792,864    24,276,313
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    22,657        22,211
  Accrued real estate taxes.......................      59,031        59,114
  Distributions payable (Note 5)..................     192,411       198,790
  Due to Affiliates (Note 3)......................         358         2,752
  Deposits held for others........................      95,227        99,250
  Current portion of long-term debt...............      38,649        36,817
  Current portion of deferred gain on sale of
    investment property...........................      22,666        20,799
                                                   ------------  ------------
    Total current liabilities.....................     430,999       439,733

Deferred loan fees (Note 1).......................      64,935        69,264
Long-term debt, less current portion..............   1,509,986     1,529,779
Deferred gain on sale of investment property,
  less current portion............................   2,492,886     2,506,086
                                                   ------------  ------------
  Total liabilities...............................   4,498,806     4,544,862
                                                   ------------  ------------
Partners' capital (Notes 1 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  13,341,936    12,542,734
    Cumulative distributions...................... (22,461,080)  (21,224,485)
                                                   ------------  ------------
                                                    19,330,301    19,767,694
                                                   ------------  ------------
    Total Partners' capital.......................  19,294,058    19,731,451
                                                   ------------  ------------
Total liabilities and Partners' capital........... $23,792,864    24,276,313
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1997       1996       1997      1996
Income:                                ----       ----       ----      ----
  Rental income (Notes 1 and 2).... $  489,367    492,191   964,543   982,501
  Additional rental income.........      6,618     11,947    17,515    31,574
  Interest income..................    187,536    192,335   376,748   384,280
  Other income.....................       -         3,539     1,325     3,539
                                    ---------- ---------- --------- ---------
                                       683,521    700,012 1,360,131 1,401,894
Expenses:                           ---------- ---------- --------- ---------
  Professional services to
    Affiliates.....................      3,070      3,090     6,806     6,681
  Professional services to
    non-affiliates.................      7,309     (1,545)   32,924    27,305
  General and administrative
    expenses to Affiliates.........      6,045      5,642    17,617    17,470
  General and administrative
    expenses to non-affiliates.....      3,846      4,934    20,505    18,499
  Property operating expenses to
    Affiliates.....................      7,840      7,542    15,944    14,909
  Property operating expenses to
    non-affiliates.................     47,942     32,256   129,675    78,079
  Interest expense to
    non-affiliates.................     37,823     38,670    75,865    77,540
  Depreciation.....................    130,048    130,118   260,096   260,236
  Amortization.....................      6,416      6,414    12,830    12,829
                                    ---------- ---------- --------- ---------
                                       250,339    227,121   572,262   513,548
                                    ---------- ---------- --------- ---------
  Operating income.................    433,182    472,891   787,869   888,346
  Gain on sale of investment
    property.......................      5,667      5,199    11,333    10,399
                                    ---------- ---------- --------- ---------
Net income......................... $  438,849    478,090   799,202   898,745
                                    ========== ========== ========= =========
Net income allocated to:
  General Partner..................       -          -         -         -
  Limited Partners.................    438,849    478,090   799,202   898,745
                                    ---------- ---------- --------- ---------
Net income......................... $  438,849    478,090   799,202   898,745
                                    ========== ========== ========= =========
Net income per weighted average
  Limited Partner Units of
  59,285.65........................ $     7.40       8.06     13.48     15.16
                                    ========== ========== ========= =========

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   799,202       898,745
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........     (11,333)      (10,399)
    Depreciation..................................     260,096       260,236
    Amortization..................................      12,830        12,829
    Changes in assets and liabilities:
      Accounts and rents receivable...............      24,864       (15,059)
      Mortgage interest receivable................         309        (1,474)
      Other current assets........................      (2,803)        3,550
      Deferred rent receivable....................      17,019        (2,667)
      Accounts payable and accrued expenses.......         446       (12,959)
      Accrued real estate taxes...................         (83)        1,523
      Due to Affiliates...........................      (2,394)       (6,633)
      Deferred loan fees..........................      (4,329)       (4,329)
                                                   ------------  ------------
Net cash provided by operating activities.........   1,093,824     1,123,363
                                                   ------------  ------------
Cash flows from investing activities:
  Capital expenditures............................     (26,500)         -
  Principal payments received on mortgage
    loans receivable..............................      37,574        34,355
                                                   ------------  ------------
Net cash provided by investing activities.........      11,074        34,355
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (1,242,974)   (1,174,054)
  Deposits held for others........................      (4,023)       (9,545)
  Principal payments of long-term debt............     (17,961)      (16,300)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,264,958)   (1,199,899)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........    (160,060)      (42,181)
Cash and cash equivalents at beginning of period..     357,749       440,767
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   197,689       398,586
                                                   ============  ============


Supplemental disclosure of non-cash investing activities:

  Cash paid for interest.......................... $    76,010        77,672
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

                                 June 30, 1997
                                  (unaudited)


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


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $17,019 and an increase of $2,667 for 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $443,511 and $460,530 in related deferred rent receivable as of June 30, 1997 and December 31, 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the six months ended June 30, 1997, due to modifications of a lease at McHenry Plaza Shopping Center.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $358 and $2,752 was unpaid at June 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred and paid property management fees of $15,944 and $14,909 for the six months ended June 30, 1997 and 1996, respectively.


(4) Mortgage Loans in Substantive Foreclosure

As of June 27, 1997, the Partnership became mortgagee-in-possession of one of the thirty-seven mortgage loans receivable totaling $236,530 which represents approximately 3% of the total mortgage loans receivable. The property is one of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which were sold during 1994 and 1995. The Partnership has begun foreclosure proceedings to gain title to the property at which time it will be marketed for resale.


(5) Subsequent Events

During July 1997, the Partnership paid a distribution of $192,411 to the Limited Partners.

As of July 1, 1997, the Partnership became mortgagee-in-possession of another of the thirty-seven mortgage loans receivable totaling $235,977 which represents approximately 3% of the total mortgage loans receivable. This property is also one of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which were sold during 1994 and 1995. The Partnership has begun foreclosure proceedings to gain title to the property at which time it will be marketed for resale.

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

At June 30, 1997, the Partnership had cash and cash equivalents of $197,689. The Partnership intends to use such funds for distributions and working capital requirements.

The properties owned by the Partnership, along with the interest received on the Schaumburg Terrace mortgage receivables, are generating sufficient cash flow to meet the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. To the extent that the cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

As of June 30, 1997, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Overall, rental income and additional rental income decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to the write off of deferred rent receivable relating to a lease modification and changes in occupancy at McHenry Plaza Shopping Center. Although two spaces totaling 5,490 square feet vacated during the six months ended June 30, 1997, two spaces totaling 2,452 square feet were rented and occupied during that same time.

Interest income decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to a decrease in cash available to be used for short-term investments.

Professional services to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in outside legal services relating to the Schaumburg Terrace mortgage loan receivable default by one of the purchasers of the six-unit condominium buildings.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to increases in mortgage servicing fees and postage. This increase was partially offset by decreases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to increases in supplies and printing expenses.

Property operating expenses to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to the increase in various expense items, such as utilities, supplies, insurance and repair and maintenance, relating to vacant and retenanted spaces at McHenry Plaza Shopping Center.

The gain on the sale of investment property is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1996 and 1997:

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 13/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               62%   62%   62%   69%       72%   68%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%  100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%  100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%  100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%      100%  100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%  100%
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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997