Form 10-Q
period 1997-09-30
INLANDS MONTHLY INCOME FUND L P
filed 1997-11-13
CIK 812909

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1997

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

                   September 30, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   240,237       357,749
  Accounts and rents receivable...................      41,494        69,819
  Mortgage interest receivable....................      73,382        70,259
  Current portion of mortgage loans receivable....      83,281        77,430
  Current portion of deferred rent receivable.....      11,222        12,503
  Other assets....................................      10,363         4,013
                                                   ------------  ------------
    Total current assets..........................     459,979       591,773
                                                   ------------  ------------
Investment properties (including acquisition fees
    paid to Affiliates of $1,736,163 and
    $1,738,621 at September 30, 1997 and December
    31, 1996, respectively) (Note 1):
  Land............................................   2,672,620     2,697,394
  Buildings and improvements......................  15,619,180    15,592,680
  Tenant improvements.............................     749,447       749,447
                                                   ------------  ------------
                                                    19,041,247    19,039,521
  Less accumulated depreciation...................   4,886,508     4,496,365
                                                   ------------  ------------
    Net investment properties.....................  14,154,739    14,543,156
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   7,959,690     8,494,670
  Mortgage loans in substantive foreclosure
   (Note 4).......................................     472,507          -
  Deferred loan fees (net of accumulated
    amortization of $26,233 and $22,761 at
    September 30, 1997 and December 31, 1996,
    respectively) (Note 1)........................      20,055        23,527
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $184,999 and $169,227 at
    September 30, 1997 and December 31, 1996,
    respectively) (Note 1)........................     159,388       175,160
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     435,016       448,027
                                                   ------------  ------------
    Total other assets............................   9,046,656     9,141,384
                                                   ------------  ------------
Total assets...................................... $23,661,374    24,276,313
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    18,122        22,211
  Accrued real estate taxes.......................      45,644        59,114
  Distributions payable (Note 5)..................     192,411       198,790
  Due to Affiliates (Note 3)......................      12,402         2,752
  Deposits held for others........................      74,243        99,250
  Current portion of long-term debt...............      39,599        36,817
  Current portion of deferred gain on sale of
    investment property...........................      22,666        20,799
                                                   ------------  ------------
    Total current liabilities.....................     405,087       439,733

Deferred loan fees (Note 1).......................      62,771        69,264
Long-term debt, less current portion..............   1,499,721     1,529,779
Deferred gain on sale of investment property,
  less current portion............................   2,487,220     2,506,086
                                                   ------------  ------------
  Total liabilities...............................   4,454,799     4,544,862
                                                   ------------  ------------
Partners' capital (Notes 1 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  13,844,511    12,542,734
    Cumulative distributions...................... (23,051,138)  (21,224,485)
                                                   ------------  ------------
                                                    19,242,818    19,767,694
                                                   ------------  ------------
    Total Partners' capital.......................  19,206,575    19,731,451
                                                   ------------  ------------
Total liabilities and Partners' capital........... $23,661,374    24,276,313
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 2).... $ 506,877    486,125  1,471,420  1,468,626
  Additional rental income.........    16,225      2,975     33,740     34,549
  Interest income..................   186,985    188,197    563,733    576,016
  Other income.....................      -          -         1,325       -
                                    ---------- ---------- ---------- ----------
                                      710,087    677,297  2,070,218  2,079,191
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     3,500      2,710     10,306      9,391
  Professional services to
    non-affiliates.................    (4,409)      -        28,515     27,305
  General and administrative
    expenses to Affiliates.........     9,539      8,911     27,156     26,381
  General and administrative
    expenses to non-affiliates.....     1,394      2,453     21,899     20,952
  Property operating expenses to
    Affiliates.....................     8,389      7,083     24,333     21,992
  Property operating expenses to
    non-affiliates.................    35,513    (36,926)   165,188     41,153
  Interest expense to
    non-affiliates.................    37,596     38,466    113,461    116,006
  Depreciation.....................   130,047    130,117    390,143    390,353
  Amortization.....................     6,414      6,414     19,244     19,243
                                    ---------- ---------- ---------- ----------
                                      227,983    159,228    800,245    672,776
                                    ---------- ---------- ---------- ----------
Operating income...................   482,104    518,069  1,269,973  1,406,415
Gain on sale of investment
  property.........................    20,471      5,200     31,804     15,599
                                    ---------- ---------- ---------- ----------
Net income......................... $ 502,575    523,269  1,301,777  1,422,014
                                    ========== ========== =========  ==========
Net income allocated to:
  General Partner..................      -          -          -          -
  Limited Partners.................   502,575    523,269  1,301,777  1,422,014
                                    ---------- ---------- ---------- ----------
Net income......................... $ 502,575    523,269  1,301,777  1,422,014
                                    ========== ========== =========  ==========

Net income per weighted average
  Limited Partner Units of 59,286.. $    8.48       8.83     21.96       23.99
                                    ========== ========== =========  ==========

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $ 1,301,777     1,422,014
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........     (31,804)      (15,599)
    Depreciation..................................     390,143       390,353
    Amortization..................................      19,244        19,243
    Changes in assets and liabilities:
      Accounts and rents receivable...............      28,325        (3,561)
      Mortgage interest receivable................      (3,123)       (4,763)
      Other current assets........................      (6,350)       (2,800)
      Deferred rent receivable....................      14,292        (2,854)
      Accounts payable and accrued expenses.......      (4,089)       (9,443)
      Accrued real estate taxes...................     (13,470)      (72,669)
      Due to Affiliates...........................       9,650        (8,816)
      Deferred loan fees..........................      (6,493)       (6,493)
                                                   ------------  ------------
Net cash provided by operating activities.........   1,698,102     1,704,612
                                                   ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment property.......      39,579          -
  Principal payments received on mortgage
    loans receivable..............................      56,622        51,847
  Capital expenditures............................     (26,500)      (22,670)
                                                   ------------  ------------
Net cash provided by investing activities.........      69,701        29,177
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (1,833,032)   (1,764,014)
  Deposits held for others........................     (25,007)      (40,321)
  Principal payments of long-term debt............     (27,276)      (24,751)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,885,315)   (1,829,086)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........    (117,512)      (95,297)
Cash and cash equivalents at beginning of period..     357,749       440,767
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   240,237       345,470
                                                   ============  ============

Supplemental disclosure of non-cash investing activities:

  Cash paid for interest.......................... $   113,683       116,207
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of September 30, 1997, the Partnership has not recognized any such impairment.

Offering costs have been offset against the Limited Partners' capital accounts.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


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


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $14,292 and an increase of $2,854 for 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $446,238 and $460,530 in related deferred rent receivable as of September 30, 1997 and December 31, 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the nine months ended September 30, 1997, due to the restructuring of a lease at McHenry Plaza Shopping Center.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $12,402 and $2,752 was unpaid at September 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred and paid property management fees of $24,333 and $21,992 for the nine months ended September 30, 1997 and 1996, respectively.


(4) Mortgage Loans in Substantive Foreclosure

On June 27, 1997 and July 1, 1997, the Partnership became mortgagee-in-possession of two of the thirty-seven mortgage loans receivable totaling $236,530 and $235,977, respectively, representing approximately 6% of the total mortgage loans receivable. The properties are two of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which were sold during 1994 and 1995. The Partnership has begun foreclosure proceedings to gain title to the properties at which time they will be marketed for sale.


(5) Subsequent Events

During October 1997, the Partnership paid a distribution of $192,411 to the Limited Partners.

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

At September 30, 1997, the Partnership had cash and cash equivalents of $240,237. The Partnership intends to use such funds for distributions and working capital requirements.

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

Results of Operations

As of September 30, 1997, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental and additional income increased for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, due to an increase in occupancy at McHenry Plaza. As of September 30, 1997, there were two vacant spaces at McHenry Plaza for 6,030 square feet.

Interest income decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to a decrease in cash available to be used for short-term investments.

Professional services to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in accounting services required by the Partnership. Professional services to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in accounting fees.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in postage. This increase was partially offset by decreases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to increases in supplies and printing expenses.

Property operating expenses to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to improved occupancy and an increase in net rent collections at McHenry Plaza resulting in higher management fees paid. Property operating expenses to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to the increase in various expense items, such as utilities, supplies, insurance and repair and maintenance, relating to vacant and retenanted spaces at McHenry Plaza Shopping Center. Also, in 1996, real estate tax reductions relating to prior years for the Schaumburg Terrace Apartment complex were received and recorded as a reduction in property operating expenses to non-affiliates for the three and nine months ended September 30, 1996, producing an abnormal and non-recurring variance between 1996 and 1997 and makes the comparison illogical.

The gain on the sale of investment property recorded for the three and nine months ended September 30, 1997 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers and the sale of .344 acre of land adjacent to the Hillside Living Center.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1996 and 1997:

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               62%   62%   62%   69%       72%   68%   89%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%  100%  100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%  100%  100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%  100%  100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%      100%  100%  100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%  100%  100%
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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997