Form 10-K
period 1997-12-31
INLANDS MONTHLY INCOME FUND L P
filed 1998-03-27
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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


                               TABLE OF CONTENTS



                                    Part I
                                    ------

                                                                          Page
                                                                          ----
  Item 1.   Business......................................................  3

  Item 2.   Properties....................................................  5

  Item 3.   Legal Proceedings.............................................  8

  Item 4.   Submission of Matters to a Vote of Security Holders...........  8


                                    Part II
                                    -------
  Item 5.   Market for the Partnership's Limited Partnership Units and
            Related Security Holder Matters...............................  8

  Item 6.   Selected Financial Data.......................................  9

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 10

  Item 8.   Financial Statements and Supplementary Data................... 13

  Item 9.   Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure........................... 33


                                   Part III
                                   --------
  Item 10.  Directors and Executive Officers of the Registrant............ 33

  Item 11.  Executive Compensation........................................ 38

  Item 12.  Security Ownership of Certain Beneficial
            Owners and Management......................................... 39

  Item 13.  Certain Relationships and Related Transactions................ 39


                                    Part IV
                                    -------
  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K........................................... 40

  SIGNATURES.............................................................. 41

                                    PART I

Item 1. Business

The Registrant, Inland's Monthly Income Fund, L.P. (the "Partnership"), was formed on March 26, 1987 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, the Partnership commenced an Offering of 50,000 (subject to an increase up to 60,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

   Property and Location            Square Feet          Date of Purchase
-------------------------       --------------------   -------------------
McHenry Plaza (b)                      56,643                10/19/87
Shopping Center
McHenry, Illinois

Douglas Nursing Home                   65,661                01/13/88
Living and Retirement Center
Mattoon, Illinois

Hillside Nursing Home (c)              21,565                01/29/88
Living Center                                          (1 of 3 adj. lots
Yorkville, Illinois                                     sold 09/12/97)

Scandinavian Health Spa, Inc.          26,040                04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace (c)                186,720                06/24/88
Condominiums Complex               (228 Units)           (sold during
Schaumburg, Illinois                                      1994 & 1995)

Wal-Mart - Duncan                      68,907                08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul (b)                 65,930                08/05/88
Department Store
Rantoul, Illinois

(a) Reference in made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

(b) Reference is made to Notes 4 and 8 of the Notes to Financial Statements (Item 8 of this Annual Report) for the current outstanding principal balance and a description of the long-term mortgage indebtedness.

(c) Reference is made to Note 5 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of Partnership's investment property.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are set forth on a year-end basis in the table in Item 2 below to which reference is hereby made. The Partnership's real property investments are located in Illinois, Ohio and Oklahoma. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1997.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.

The Partnership has reviewed its current computer systems and does not anticipate any future costs or problems relating to the year 2000.

Item 2. Properties

The Partnership owns directly the properties referred to under Item 1 above and in Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each of the last five years. N/A indicates the property was not owned at the end of the year.

                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----
  McHenry Plaza                 68%       69%       86%       84%       88%
  McHenry, Illinois

  Douglas Nursing Home         100%      100%      100%      100%      100%
  Mattoon, Illinois

  Hillside Nursing Home        100%      100%      100%      100%      100%
  Yorkville, Illinois

  Scandinavian Health          100%      100%      100%      100%      100%
  Westlake, Ohio

  Schaumburg Terrace           N/A       N/A       N/A        88%*      84%
  Schaumburg, Illinois

  Wal-Mart - Duncan            100%      100%      100%      100%      100%
  Duncan, Oklahoma

  Wal-Mart - Rantoul           100%      100%      100%      100%      100%
  Rantoul, Illinois

  * Represents occupancy of the remaining condominium units owned by the Partnership at the end of the year.

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----
  McHenry Plaza              $  5.40      5.22      6.21      7.06      6.77
  McHenry, Illinois

  Douglas Nursing Home          6.46      6.46      6.46      6.46      6.46
  Mattoon, Illinois

  Hillside Nursing Home        17.59     17.59     17.59     17.59     17.59
  Yorkville, Illinois

  Scandinavian Health          13.79     13.79     13.79     12.54     12.54
  Westlake, Ohio

  Wal-Mart - Duncan             3.90      3.90      3.90      3.90      3.90
  Duncan, Oklahoma

  Wal-Mart - Rantoul            3.57      3.57      3.57      3.57      3.57
  Rantoul, Illinois



The following tables set  forth  certain  information  with  respect  to  the  amount  and  expiration of leases for the
Partnership's investment properties:

                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                   --------    ------------       -----------       ------------   ------------
Scandinavian Health Spa
    Scandinavian Health
    Spa, Inc.                           26,040      12/2004           2/5 years         $359,094         $13.79

Douglas Living Center
    Elite                               65,661       1/2001           1/10 years         437,255           6.66

Hillside Living Center
    Elite                               21,565       1/2001           1/10 years         391,154          18.14

Duncan Walmart
    Wal-mart Stores, Inc.               68,907       1/2014           5/5 years          262,341           3.81

Rantoul Walmart
    Wal-mart Stores, Inc.               65,930       1/2014           5/5 years          229,414           3.48

McHenry Plaza
    Walgreens                           14,682      11/2010             None             136,353           9.29
    Spot Amusements, Inc.                8,269       5/1999             None              46,108           5.58
    Northern Federal Bank                3,420       3/2001           1/5 years           47,520          13.89
    Northern Federal Bank                  425       3/2001           1/5 years           27,500          64.71
    Don Robert Beauty School             3,000       9/1998             None              33,000          11.00
    Premium Tobacco Store                1,750      11/1999             None              17,500          10.00
    Merit Medical                        4,344      Monthly             None              15,204           3.50
    U.S. Alarm                           1,200       4/2000             None              12,000          10.00
    Tacos El Norte                       1,252       4/2000             None              12,520          10.00
    Vacant                              18,301


















                                      -6-


                                                     Approx.        Annual             Annual Base    % of Total    % of Annual
                                       Number    Gross Leasable      Base      Total    Rent Per         GLA         Base Rent
                              Year       of      Area ("GLA") of   Rent of    Annual   Sq. Ft Under   Represented   Represented
                             Ending    Leases    Expiring Leases   Expiring    Base     Expiring      By Expiring   By Expiring
        Property             Dec 31,  Expiring    (square feet)     Leases    Rent(1)    Leases         Leases        Leases
        --------             ------- ---------- ----------------- ---------- -------- -------------- ------------- -------------
Scandinavian Health Spa
                              1998-      -              -         $   -      $359,094 $      -             -            -
                              2003
                              2004       1            26,040       359,094    359,094      13.79          100%         100%

Douglas Living Center         1998       -              -             -       446,083        -             -            -
                              1999       -              -             -       455,714        -             -            -
                              2000       -              -             -       465,345        -             -            -
                              2001       1            65,661       466,148    466,148       7.10          100%         100%

Hillside Living Center        1998       -              -             -       399,052        -             -            -
                              1999       -              -             -       407,668        -             -            -
                              2000       -              -             -       416,284        -             -            -
                              2001       1            21,565       417,002    417,002      19.34          100%         100%

Duncan Walmart                1998-
                              2007       -              -             -       266,440        -             -            -

Rantoul Walmart               1998-
                              2007       -              -             -       232,999        -             -            -

McHenry Plaza                 1998       2            10,552        78,312    395,203       7.42         18.57%       19.82%
                              1999       2            10,019        63,608    318,548       6.37         17.69%       20.03%
                              2000       2             2,452        28,772    255,349      11.73          4.23%       11.27%
                              2001       2             3,845        75,020    226,577      19.51          6.78%       33.11%
                              2002-
                               2007      -              -             -       151,557        -             -            -


(1) No assumptions have been made regarding the  releasing  of  expired  leases.    It is the opinion of the General
    Partner that the space will be released at market rates.


Item 3. Legal Proceedings

The Partnership was not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1997.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 2,190 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                 (not covered by Independent Auditors' Report)


                           1997        1996       1995       1994       1993
                           ----        ----       ----       ----       ----
Total assets........... $23,610,290 24,276,313 24,905,111 24,872,124 24,525,179
                        =========== ========== ========== ========== ==========

Long-term debt, less
  current portion...... $ 1,489,207  1,529,779  1,566,596  1,600,006  1,630,324
                        =========== ========== ========== ========== ==========

Total income........... $ 2,818,725  2,766,451  2,973,283  3,397,170  3,552,879
                        =========== ========== ========== ========== ==========

Net income............. $ 2,038,928  1,869,732  1,923,281  1,303,469  1,239,610
                        =========== ========== ========== ========== ==========
Net income per the
  one General Partner
  Unit................. $      -          -          -          -          -
                        =========== ========== ========== ========== ==========
Net income allocated per
  Limited Partnership
  Unit (b)............. $     34.39      31.54      32.44      21.99      20.91
                        =========== ========== ========== ========== ==========
Distributions to
  Limited Partners (c). $ 2,416,710  2,347,018  2,672,357  2,371,433  2,371,433
                        =========== ========== ========== ========== ==========

Distributions to Limited
  Partners per Unit (b) $     40.76      39.59      45.08      40.00      40.00
                        =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit, basic and diluted, and distribution per Unit data is based upon the weighted average number of Units outstanding of 59,285.65.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of December 31, 1997, cumulative distributions to Limited Partners totaled $23,641,195, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1997, the Partnership had cash and cash equivalents of $1,090,891, which includes approximately $94,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. During December 1997, the Partnership received prepayments on three of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaling $709,800 is also included in cash and cash equivalents for the year ended December 31, 1997. The Partnership intends to use such funds for distributions and for working capital requirements.

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

Results of Operations

As of December 31, 1997, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997.

The gain on the sale of investment property recorded for the years ended December 31, 1997, 1996 and 1995 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. Additionally, for the year ended December 31, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center resulting in a gain of $14,805. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of Partnership's investment property.

Overall, rental income for the Partnership decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, primarily due to the sales program at Schaumburg Terrace. However, interest income earned by the Partnership on the Schaumburg Terrace mortgage receivables is greater than net rental income, after property expenses.

Interest income increased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to an increase in interest rates on short-term investments and an increase in cash available to be used for short-term investments.

Professional services to Affiliates decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to a decrease in legal and accounting services paid to Affiliates.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to a decrease in investor services and data processing expenses, partially offset by an increase in mortgage servicing expenses. General and administrative expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to a decrease in investor services, supplies and postage expenses, partially offset by an increase in data processing and mortgage servicing expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to increases in supplies and printing expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in the Illinois Replacement Tax.

Property operating expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the increase in various expense items, such as utilities, supplies, insurance and repair and maintenance, relating to vacant and retenanted spaces at McHenry Plaza Shopping Center. Also, in 1996, real estate tax reductions relating to prior years for the Schaumburg Terrace Apartment complex were received and recorded as a reduction in property operating expenses to non-affiliates for the year ended December 31, 1996, producing an abnormal and non-recurring variance between 1996 and 1997. The sale of the condominium buildings comprising the Schaumburg Terrace condominium complex resulted in decreases in depreciation and property operating expenses to Affiliates and non-affiliates for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995.

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

Item 8. Financial Statements and Supplementary Data




                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)



                                     Index
                                                                        Page
                                                                        ----
Independent Auditors' Report...........................................  14

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996...........................  15

  Statements of Operations, for the years ended
    December 31, 1997, 1996 and 1995...................................  17

  Statements of Partners' Capital, for the years ended
    December 31, 1997, 1996 and 1995...................................  19

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995...................................  20

  Notes to Financial Statements........................................  22

Real Estate and Accumulated Depreciation (Schedule III)................  31

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Chicago, Illinois
February 4, 1998

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996


                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,090,891       357,749
  Accounts and rents receivable...................      37,386        69,819
  Mortgage interest receivable....................      60,734        70,259
  Current portion of mortgage loans receivable....      77,301        77,430
  Current portion of deferred rent receivable.....       9,301        12,503
  Other assets....................................       3,092         4,013
                                                   ------------  ------------
Total current assets..............................   1,278,705       591,773
                                                   ------------  ------------
Investment properties (including acquisition
    fees paid to Affiliates of $1,736,163 and
    $1,738,621 at December 31, 1997 and 1996,
    respectively) (Notes 1, 4 and 5):
  Land............................................   2,672,620     2,697,394
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       749,447
                                                   ------------  ------------
                                                    19,041,247    19,039,521
  Less accumulated depreciation...................   5,019,205     4,496,365
                                                   ------------  ------------
Net investment properties.........................  14,022,042    14,543,156
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   7,709,989     8,494,670
  Deferred loan fees (net of accumulated
    amortization of $27,390 and $22,761 at
    December 31, 1997 and 1996, respectively)
    (Note 1)......................................      18,898        23,527
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $190,257 and $169,227 at
    December 31, 1997 and 1996, respectively)
    (Notes 1 and 6)...............................     154,130       175,160
  Deferred rent receivable, less current portion
    (Notes 1 and 6)...............................     426,526       448,027
                                                   ------------  ------------
Total other assets................................   8,309,543     9,141,384
                                                   ------------  ------------
Total assets...................................... $23,610,290    24,276,313
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1997 and 1996


                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    16,971        22,211
  Accrued real estate taxes.......................      60,358        59,114
  Distributions payable (Note 9)..................     198,824       198,790
  Due to Affiliates (Note 3)......................       2,011         2,752
  Deposits held for others........................     102,885        99,250
  Current portion of long-term debt (Note 8)......      40,572        36,817
  Current portion of deferred gain on sale of
    investment property...........................      20,732        20,799
                                                   ------------  ------------
Total current liabilities.........................     442,353       439,733

Deferred loan fees (Note 1).......................      55,653        69,264
Long-term debt, less current portion (Note 8).....   1,489,207     1,529,779
Deferred gain on sale of investment property,
  less current portion (Note 5)...................   2,269,408     2,506,086
                                                   ------------  ------------
Total liabilities.................................   4,256,621     4,544,862
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,285.65 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  14,581,662    12,542,734
    Cumulative distributions...................... (23,641,195)  (21,224,485)
                                                   ------------  ------------
                                                    19,389,912    19,767,694
                                                   ------------  ------------
Total Partners' capital...........................  19,353,669    19,731,451
                                                   ------------  ------------
Total liabilities and Partners' capital........... $23,610,290    24,276,313
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Income:
  Rental income (Notes 1 and 6)..... $ 1,972,875     1,962,343     2,178,893
  Additional rental income..........      43,961        37,983        62,589
  Interest income...................     780,436       766,125       694,548
  Other income......................      21,453          -           37,253
                                     ------------  ------------  ------------
                                       2,818,725     2,766,451     2,973,283
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      13,889        13,295        22,818
  Professional services to
    non-affiliates..................      28,515        30,468        28,701
  General and administrative
    expenses to Affiliates..........      29,432        34,248        40,106
  General and administrative
    expenses to non-affiliates......      30,567        21,753        18,769
  Property operating expenses to
    Affiliates......................      33,038        28,820        39,816
  Property operating expenses
    to non-affiliates...............     187,053        90,659       337,677
  Interest expense to non-affiliates     150,828       154,262       157,379
  Depreciation......................     522,840       518,355       551,293
  Amortization......................      25,659        25,658        26,147
                                     ------------  ------------  ------------
                                       1,021,821       917,518     1,222,706
                                     ------------  ------------  ------------
Operating income....................   1,796,904     1,848,933     1,750,577
Gain on sale of investment
  property (Note 5).................     242,024        20,799       172,704
                                     ------------  ------------  ------------
Net income.......................... $ 2,038,928     1,869,732     1,923,281
                                     ============  ============  ============













                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $      -             -             -
  Limited Partners..................   2,038,928     1,869,732     1,923,281
                                     ------------  ------------  ------------
Net income.......................... $ 2,038,928     1,869,732     1,923,281
                                     ============  ============  ============

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  59,285.65......................... $     34.39         31.54         32.44
                                     ============  ============  ============
































                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995


                                        General       Limited
                                        Partner       Partners      Total
                                        -------       --------      -----
Balance (deficit) January 1, 1995... $   (36,243)   20,994,056    20,957,813

Net income (Note 2).................        -        1,923,281     1,923,281
Distributions to Limited Partners
  ($45.08 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (2,672,357)   (2,672,357)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1995.     (36,243)   20,244,980    20,208,737

Net income (Note 2).................        -        1,869,732     1,869,732
Distributions to Limited Partners
  ($39.59 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (2,347,018)   (2,347,018)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1996.     (36,243)   19,767,694    19,731,451

Net income (Note 2).................        -        2,038,928     2,038,928
Distributions to Limited Partners
  ($40.76 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (2,416,710)   (2,416,710)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1997. $   (36,243)   19,389,912    19,353,669
                                     ============  ============  ============



















                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 2,038,928     1,869,732     1,923,281
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
    Gain on sale of investment
      property......................    (242,024)      (20,799)     (172,704)
    Depreciation....................     522,840       518,355       551,293
    Amortization....................      25,659        25,658        26,147
    Changes in assets and liabilities:
      Accounts and rents receivable.      32,433       (16,814)      (12,769)
      Mortgage interest receivable..       9,525        (8,144)      (30,248)
      Other current assets..........         921          (463)         (872)
      Deferred rent receivable......      24,703          (538)      (28,162)
      Accounts payable and accrued
        expenses....................      (5,240)       (4,824)      (51,986)
      Accrued real estate taxes.....       1,244       (58,689)     (294,117)
      Due to Affiliates.............        (741)       (6,466)        7,652
      Other current liabilities.....        -             -           (5,118)
      Deferred loan fees............     (13,611)       (8,658)       25,311
Net cash provided by operating       ------------  ------------  ------------
  activities........................   2,394,637     2,288,350     1,937,708
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment
    property........................      39,579          -          409,383
  Costs incurred relating to mortgage
    loans receivable................      (9,526)         -             -
  Principal payments received on
    mortgage loans receivable.......     784,810        69,671        53,149
  Capital expenditures..............     (26,500)      (41,945)      (14,509)
Net cash provided by investing       ------------  ------------  ------------
  activities........................     788,363        27,726       448,023
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Cash distributions................  (2,416,676)   (2,347,565)   (2,674,430)
  Deposits held for others..........       3,635       (18,119)      (23,504)
  Principal payments of long-term
    debt............................     (36,817)      (33,410)      (30,318)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (2,449,858)   (2,399,094)   (2,728,252)
                                     ------------  ------------  ------------




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
Net increase (decrease) in cash          ----          ----          ----
  and cash equivalents.............. $   733,142       (83,018)     (342,521)
Cash and cash equivalents at
  beginning of year.................     357,749       440,767       783,288
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $ 1,090,891       357,749       440,767
                                     ============  ============  ============



Cash paid for interest.............. $   151,127       154,534       157,951
                                     ============  ============  ============


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Mortgage loans receivable......... $      -             -       (3,789,704)
  Reduction of investment in
    property........................      24,774          -        3,683,157
  Reduction of accumulated
    depreciation related to
    investment property sold........        -             -         (812,990)
  Gain on sale......................      14,805          -          172,704
  Deferred gain on sale.............        -             -        1,156,216
    Proceeds from sale of investment ------------  ------------  ------------
      property...................... $    39,579          -          409,383
                                     ============  ============  ============

















                See accompanying notes to financial statements

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


(1) Organization and Basis of Accounting

Inland's Monthly Income Fund, L.P. (the "Partnership"), was formed on March 26, 1987 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, the Partnership commenced an Offering of 50,000 (subject to an increase up to 60,000) Limited Partnership Units ("Units") pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

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

Offering costs have been offset against the Limited Partners' capital accounts.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1997 and 1996, the Partnership has not recognized any such impairment.

Depreciation expense is computed using the straight-line method over the following estimated useful lives. Buildings and improvements are based upon estimated useful lives of 30 to 40 years, while furniture and fixtures are based upon estimated useful lives of 5 to 12 years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives. Tenant improvements are depreciated of the related lease term.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market. For the years ended December 31, 1997 and 1996, included in cash and cash equivalents is approximately $94,000 and $92,400, respectively, for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                        1997                     1996
                             ------------------------- ------------------------
                                             Tax                      Tax
                                GAAP         Basis        GAAP        Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ------------ ------------ ----------- ------------
Total assets................ $23,610,290   26,899,532   24,276,313  27,565,556

Partners' capital (deficit):
  General Partner...........     (36,243)     (27,832)     (36,243)    (25,022)
  Limited Partners..........  19,389,912   22,670,742   19,767,694   23,045,715

Net income (loss):
  General Partner...........        -          (2,811)        -         (4,977)
  Limited Partners..........   2,038,928    2,041,739    1,869,732   1,911,441

Net income per Limited
  Partnership Unit..........       34.39        34.44        31.54       32.24

The net income per Unit, basic and diluted, is based upon the weighted average number of Units of 59,285.65.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2)  Partnership Agreement

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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. Such contributions by the General Partner to fund the cumulative preferred return of 8% per annum, for the three year period ended December 31, 1997, are as shown in the accompanying statements of partners' capital. The cumulative amount of such Supplemental Capital Contributions at December 31, 1997 is $2,095,863.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $2,011 and $2,752 remained unpaid at December 31, 1997 and 1996, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $33,038, $28,820 and $39,816 for the years ended December 31, 1997, 1996 and 1995, respectively, all of which has been paid.

Through the Partnership's participation in an insurance program, claims from the Partnership's properties, as well as properties owned by other limited partnerships syndicated by Affiliates, were managed through a loss reserve trust. In June 1995, this program was terminated. For the year ended December 31, 1995, the Partnership paid $5,248 to the loss reserve trust for the McHenry Plaza Shopping Center.


(4) Investment Properties

McHenry Plaza, McHenry, Illinois
--------------------------------
On October 19, 1987, the Partnership purchased a 57,910 square foot shopping center located in McHenry, Illinois from an Affiliate of the General Partner. The cost of this property to the Partnership was $1,967,200 which includes the purchase price of $1,776,000 and acquisition costs of $191,200. Subsequent to the purchase of this property, approximately $1,595,000, including leasing commissions, was expended to upgrade the property following the July 1989 termination of a lease with Duckwell-Alco Stores, Inc., the tenant which leased 94% of the space in the center at the time the Partnership purchased the property. This upgrade was financed by a line of credit secured by the Rantoul Wal-Mart. See Note 8 for further discussion of permanent financing obtained.

The major tenant at McHenry Plaza is a Walgreens drug store. Other tenants are Don Robert's Beauty School, Northern Federal Bank, Merit Medical Equipment, Family Entertainment Center, a mexican restaurant and a cigarette store. As of December 31, 1997, approximately 18,301 square feet, representing 32% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Scandinavian Health Spa, Inc., Westlake, Ohio
---------------------------------------------
On April 20, 1988, the Partnership purchased an existing 26,040 square foot health and racquet club known as Scandinavian Health Spa, located in Westlake, Ohio. The total cost of this property to the Partnership was $3,068,930, which includes the purchase price of $2,760,000 and acquisition costs of $308,930. The lease expires in December 2004 and the tenant has the option to extend the lease for two additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $29,925.

Douglas Living and Retirement Center, Mattoon, Illinois
-------------------------------------------------------
On January 13, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consists of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The current rent per annum is $437,255 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

Hillside Living Center, Yorkville, Illinois
-------------------------------------------
On January 29, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,870,000. The property consists of a two-story building with a total of 21,565 square feet. The total cost of this property to the Partnership was $3,195,713, which includes the purchase price of $2,870,000 and acquisition costs of $325,713. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The current rent per annum is $391,154 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease. See Note 5 for a discussion on the sale of a portion of this property.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Duncan Wal-Mart, Duncan, Oklahoma
---------------------------------
On August 5, 1988, the Partnership purchased a Wal-Mart store in Duncan, Oklahoma from Wal-Mart Properties, Inc. The cost to the Partnership was $3,038,547, which includes acquisition fees of $305,829. The property is situated on approximately 11.5 acres of land and contains a total of 68,907 square feet. The construction of the store was completed in the fall of 1987. The lease expires in January 2014 and the tenant has the option to extend the lease for five additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $21,862.

Rantoul Wal-Mart, Rantoul, Illinois
-----------------------------------
On August 5, 1988, the Partnership purchased a Wal-Mart Store in Rantoul, Illinois from Wal-Mart Properties, Inc. The cost to the Partnership was $2,656,568, which includes acquisition fees of $266,834. The property is situated on approximately 11.2 acres of land and contains a total of 65,930 square feet. The construction of the store was completed in the spring of 1988. The lease expires in January 2014 and the tenant has the option to extend the lease for five additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $19,118.

Cost and accumulated depreciation of the above properties are summarized as follows:
                                                 1997             1996
         Shopping Center:
          Cost.............................. $ 3,531,798        3,505,298
          Less accumulated depreciation.....   1,216,811        1,083,874
                                             ------------     ------------
                                               2,314,987        2,421,424
                                             ------------     ------------
         Health and Tennis Club:
          Cost..............................   3,068,930        3,068,930
          Less accumulated depreciation.....     807,861          725,004
                                             ------------     ------------
                                               2,261,069        2,343,926
                                             ------------     ------------
         Nursing Homes:
          Cost..............................   6,745,404        6,770,178
          Less accumulated depreciation.....   1,769,068        1,592,161
                                             ------------     ------------
                                               4,976,336        5,178,017
                                             ------------     ------------
         Department Stores:
          Cost..............................   5,695,115        5,695,115
          Less accumulated depreciation.....   1,225,465        1,095,326
                                             ------------     ------------
                                               4,469,650        4,599,789
                                             ------------     ------------
            Total........................... $14,022,042       14,543,156
                                             ============     ============

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The principal balances of these loans range from $210,640 to $255,891. These loans require monthly principal and interest payments totaling $67,763 based on an interest rate of 8.625% per annum for ten years and a thirty year amortization period with payment of all remaining principal at the end of that period. The Partnership has recorded $236,745, $20,799 and $172,704 of gain as a result of these installment sales in 1997, 1996 and 1995, respectively. During December 1997, the Partnership received prepayments on three of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments total $709,800 and, accordingly, the Partnership recorded $204,554 of gain. The remaining deferred gain of $2,290,140 will be recognized over the life of the related mortgage loans as principal payments are received.

On September 12, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center. The Partnership received $39,579 from the sale and recorded a gain of $14,805.


(6) Operating Leases

Minimum lease payments to be received in the future from operating leases are as follows:

         1998.......................................... $ 1,997,715
         1999..........................................   1,986,164
         2000..........................................   1,961,126
         2001..........................................   1,087,237
         2002..........................................     994,886
         Thereafter....................................   7,275,467
                                                        ------------
         Total......................................... $15,302,595
                                                        ============

No assumptions have been made regarding the releasing of expired leases. It is the opinion of the General Partner that the space will be released at market rates.

Remaining lease terms range from one year to sixteen years. Pursuant to the lease agreements, tenants of McHenry Plaza Shopping Center are required to reimburse the Partnership for their prorata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The Partnership has significant net operating leases with Elite Care Corporation for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-mart Stores, Inc. for the Rantoul and Duncan Walmarts. Revenues from these leases represent approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1997.

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $24,703 and increases of $538 and $28,162 in 1997, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $435,827 and $460,530 in related deferred rent receivable as of December 31, 1997 and 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the year ended December 31, 1997, due to the restructuring of a lease at McHenry Plaza Shopping Center.


(7) Legal Proceedings

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


(8) Long-Term Debt

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

As of December 31, 1997, the required principal payments on the Partnership's long-term debt over the next five years are as follows:

         1998.......................................... $   40,572
         1999..........................................     44,709
         2000..........................................     49,268
         2001..........................................     54,293
         2002..........................................  1,340,937

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(9) Subsequent Events

During January 1998, the Partnership paid a distribution of $198,824 to the Limited Partners.

                                               INLAND'S MONTHLY INCOME FUND, L.P.
                                                     (a limited partnership)
                                                          Schedule III
                                            Real Estate and Accumulated Depreciation
                                                        December 31, 1997



                                Initial Cost
                               to Partnership                             Gross amount at which carried                  Life on
                                     (A)            Costs                     at end of period (B)                       which De-
                           -----------------------             --------------------------------------------------        preciation
                                                 capitalized                                                  Date       in latest
                                      Buildings   subsequent     Land       Buildings             Accumulated Con-       Stmt of
                                        and           to          and         and        Total   Depreciation stru- Date Operations
                Encumbrance   Land  improvements acquisition improvements improvements    (C)          (D)    cted  Acq  is computed
                ----------- ------- ------------ ----------- ------------ ------------ ---------- ----------- ----- ---- -----------

McHenry Plaza
 Shopping Center
 McHenry, IL.... $    -      330,083  1,637,117    1,564,598     330,083    3,201,715   3,531,798  1,216,811  1968  10/19  30 yrs.
                                                                                                                     1987

Douglas Nursing Home
 Living/Retirement
 Center
 Mattoon, IL....      -      411,778  3,162,687         -        411,778    3,162,687   3,574,465    891,862  1964  01/13  40 yrs.
                                                                                                                     1988
Hillside Nursing Home
 Living Center
 Yorkville, IL..      -      232,034  2,963,679         -        207,260    2,963,679   3,170,939    877,206  1963  01/29  40 yrs.
                                                                                                                     1988

Scandinavian Health
 Spa Health and
 Tennis Club
 Westlake, OH...      -      583,204  2,485,726         -        583,204    2,485,726   3,068,930    807,861  1984  04/20  30 yrs.
                                                                                                                     1988

Wal-Mart - Duncan
 Department Store
 Duncan, OK.....      -      863,992  2,174,555         -        863,992    2,174,555   3,038,547    585,059  1987  08/05  35 yrs.
                                                                                                                     1988

Wal-Mart - Rantoul
 Department Store
 Rantoul, IL.... 1,529,779   276,303  2,380,265         -        276,303    2,380,265   2,656,568    640,406  1988  08/05  35 yrs.
                ---------- --------- ---------- ------------ ----------- ------------ ----------- ----------         1988
                $1,529,779 2,697,394 14,804,029    1,564,598   2,672,620   16,368,627  19,041,247  5,019,205
                ========== ========= ========== ============ =========== ============ =========== ==========



                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                       December 31, 1997, 1996 and 1995


Notes:

(A) The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate owned at December 31, 1997 for federal income tax purposes was approximately $19,041,000 (unaudited).

(C) Reconciliation of real estate owned:


                                         1997          1996          1995
                                         ----          ----          ----
    Balance at beginning of year.... $19,039,521    18,997,576    22,666,224
    Additions.......................      26,500        41,945        14,509
    Disposals.......................      24,774          -        3,683,157
                                     ------------  ------------  ------------
    Balance at end of year.......... $19,041,247    19,039,521    18,997,576
                                     ============  ============  ============

(D) Reconciliation of accumulated depreciation:

    Balance at beginning of year.... $ 4,496,365     3,978,010     4,239,707
    Depreciation expense............     522,840       518,355       551,293
    Disposals.......................        -             -          812,990
                                     ------------  ------------  ------------
    Balance at end of year.......... $ 5,019,205     4,496,365     3,978,010
                                     ============  ============  ============

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1997.



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

  DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 47) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when the cumulative preferred return in excess of 8% has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 44 and "Allocation of Profits or Losses" at pages 43 and 44 of the Prospectus, and at pages A-6 to A-9 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1997.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. In 1997, these expenses amounted to $43,321, of which $2,011 was unpaid at December 31, 1997.

Affiliates of the General Partner earned $33,038 in management fees for the year ended December 31, 1997 in connection with managing certain of the Partnership's properties. All of these were paid prior to December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                 Amount and Nature
                                 of Beneficial                Percent
      Title of Class                 Ownership                of Class
      --------------             ---------------           -------------
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


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above and Note 6 of the Notes to Financial Statements (Item 8 of this Annual Report).

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The Financial Statements listed in the index at page 13 of this Annual Report are filed as part of this Annual Report.

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

    (c)  Financial Statement Schedules.

         Financial statement schedules for the years ended December 31, 1997, 1996 and 1995 are submitted herewith.


                                                                    Page

         Real Estate and Accumulated Depreciation (Schedule III)...  31

         Schedules not filed:

         All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    (d)  Reports on Form 8-K:

         None.

No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND'S MONTHLY INCOME FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 26, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date  March 26, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 26, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 26, 1998