Form 10-Q
period 1998-03-31
INLANDS MONTHLY INCOME FUND L P
filed 1998-05-15
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,167,681     1,090,891
  Accounts and rents receivable...................      55,891        37,386
  Mortgage interest receivable....................      60,287        60,734
  Current portion of mortgage loans receivable....      78,796        77,301
  Current portion of deferred rent receivable.....       7,380         9,301
  Other assets....................................      10,291         3,092
                                                   ------------  ------------
Total current assets..............................   1,380,326     1,278,705
                                                   ------------  ------------
Investment properties (including acquisition
    fees paid to Affiliates of $1,738,621)
    (Notes 1 and 3):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       775,947
                                                   ------------  ------------
                                                    19,041,247    19,041,247
  Less accumulated depreciation...................   5,145,131     5,019,205
                                                   ------------  ------------
Net investment properties.........................  13,896,116    14,022,042
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   7,689,710     7,709,989
  Deferred loan fees (net of accumulated
    amortization of $28,547 and $27,390 at
    March 31, 1998 and December 31, 1997,
    respectively) (Note 1)........................      17,741        18,898
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $195,514 and $190,257 at
    March 31, 1998 and December 31, 1997,
    respectively) (Note 1)........................     148,873       154,130
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     421,732       426,526
                                                   ------------  ------------
Total other assets................................   8,278,056     8,309,543
                                                   ------------  ------------
Total assets...................................... $23,554,498    23,610,290
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    26,353        16,971
  Accrued real estate taxes.......................      76,162        60,358
  Distributions payable (Note 4)..................     198,824       198,824
  Due to Affiliates (Note 3)......................      10,496         2,011
  Deposits held for others........................     131,666       102,885
  Current portion of long-term debt...............      41,569        40,572
  Current portion of deferred gain on sale of
    investment property...........................      20,732        20,732
                                                   ------------  ------------
Total current liabilities.........................     505,802       442,353

Unearned income (Note 1)..........................      98,437        55,653
Long-term debt, less current portion..............   1,478,433     1,489,207
Deferred gain on sale of investment property,
  less current portion............................   2,264,225     2,269,408
                                                   ------------  ------------
Total liabilities.................................   4,346,897     4,256,621
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,285.65 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  15,012,826    14,581,662
    Cumulative distributions...................... (24,218,427)  (23,641,195)
                                                   ------------  ------------
                                                    19,243,844    19,389,912
                                                   ------------  ------------
Total Partners' capital...........................  19,207,601    19,353,669
                                                   ------------  ------------
Total liabilities and Partners' capital........... $23,554,498    23,610,290
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
Income:                                                ----          ----
  Rental income (Notes 1 and 2)................... $   524,402       475,176
  Additional rental income........................      16,157        10,897
  Interest income.................................     182,717       189,212
  Other income....................................        -            1,325
                                                   ------------  ------------
                                                       723,276       676,610
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       3,200         3,736
  Professional services to non-affiliates.........      29,350        25,615
  General and administrative expenses to
    Affiliates....................................       8,710        11,572
  General and administrative expenses to
    non-affiliates................................      15,519        16,659
  Property operating expenses to Affiliates.......       8,886         8,104
  Property operating expenses to non-affiliates...      62,160        81,733
  Interest expense to non-affiliates..............      37,130        38,042
  Depreciation....................................     125,926       130,048
  Amortization....................................       6,414         6,414
                                                   ------------  ------------
                                                       297,295       321,923
                                                   ------------  ------------
Operating income..................................     425,981       354,687
Gain on sale of investment property...............       5,183         5,666
                                                   ------------  ------------
Net income........................................ $   431,164       360,353
                                                   ============  ============

Net income allocated to:
  General Partner.................................        -             -
  Limited Partners................................     431,164       360,353
                                                   ------------  ------------
Net income........................................ $   431,164       360,353
                                                   ============  ============

Net income per Unit, basic and diluted, allocated
  to Limited Partners per weighted average Limited
  Partnership Units of 59,285.65.................. $      7.27          6.08
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   431,164       360,353
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........      (5,183)       (5,666)
    Depreciation..................................     125,926       130,048
    Amortization..................................       6,414         6,414
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (18,505)        7,178
      Mortgage interest receivable................         447         6,968
      Other current assets........................      (7,199)        2,286
      Deferred rent receivable....................       6,715        18,201
      Accounts payable and accrued expenses.......       9,382        21,456
      Accrued real estate taxes...................      15,804        15,439
      Due to Affiliates...........................       8,485        17,405
      Unearned income.............................      42,784        66,870
                                                   ------------  ------------
Net cash provided by operating activities.........     616,234       646,952
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments received on mortgage
    loans receivable..............................      18,784        19,268
                                                   ------------  ------------
Net cash provided by investing activities.........      18,784        19,268
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................    (577,232)     (652,916)
  Deposits held for others........................      28,781        27,906
  Principal payments of long-term debt............      (9,777)       (8,872)
                                                   ------------  ------------
Net cash used in financing activities.............    (558,228)     (633,882)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      76,790        32,338
Cash and cash equivalents at beginning of period..   1,090,891       357,749
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,167,681       390,087
                                                   ============  ============


Cash paid for interest............................ $    37,209        38,114
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of March 31, 1998, the Partnership has not recognized any such impairment.

Offering costs have been offset against the Limited Partners' capital accounts.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 to 40 years, while furniture and fixtures are based upon estimated useful lives of 5 to 12 years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives. Tenant improvements are depreciated over the related lease term.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market. For the periods ended March 31, 1998 and December 31, 1997, included in cash and cash equivalents is approximately $122,700 and $94,000, respectively, for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $6,715 and $18,201 for 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $429,112 and $435,827 in related deferred rent receivable as of March 31, 1998 and December 31, 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the year ended December 31, 1997, due to the restructuring of a lease at McHenry Plaza Shopping Center.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $10,496 and $2,011 was unpaid at March 31, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred and paid property management fees of $8,886 and $8,104 for the three months ended March 31, 1998 and 1997, respectively.


(4) Subsequent Events

During April 1998, the Partnership paid a distribution of $198,824 to the Limited Partners.

During May 1998, the Partnership received prepayment on one of the remaining thirty-four mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from this prepayment total $225,075 and, accordingly, the Partnership recorded $65,128 of gain. The remaining deferred gain of $2,219,829 will be recognized over the life of the related mortgage loans as principal payments are received.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of March 31, 1998, cumulative distributions to Limited Partners totaled $24,218,427, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 1998, the Partnership had cash and cash equivalents of $1,167,681, which includes approximately $122,700 for the payment of real estate taxes for Douglas and Hillside Living Centers. During December 1997, the Partnership received prepayments on three of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaling $709,800 is also included in cash and cash equivalents at March 31, 1998. The Partnership intends to use such funds for distributions and working capital requirements.

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

Results of Operations

As of March 31, 1998, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. During 1997, the Partnership received prepayments on three of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

Rental and additional income increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in occupancy at McHenry Plaza and the write off of deferred rent receivable relating to lease modifications for the three months ended March 31, 1997, resulting in an increase in rental income for the three months ended March 31, 1998. As of March 31, 1998, approximately 10,749 square feet, representing 19% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Professional services to non-affiliates increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in accounting fees. This increase was partially offset by a decrease in legal services.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in mortgage servicing fees and postage expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decreases in printing expenses. This decrease was partially offset by an increase in the Illinois Replacement Tax paid in 1998.

Property operating expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in repair and maintenance expenses at McHenry Plaza Shopping Center.

The gain on the sale of investment property recorded for the three months ended March 31, 1998 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1997 and 1998:

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               72%   68%   89%   68%      81%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%     100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%     100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%     100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%     100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%     100%
Duncan, Oklahoma


Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.










                          PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998