Form 10-Q
period 1998-06-30
INLANDS MONTHLY INCOME FUND L P
filed 1998-08-11
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------


                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,389,346     1,090,891
  Accounts and rents receivable...................      66,177        37,386
  Mortgage interest receivable....................      60,625        60,734
  Current portion of mortgage loans receivable....      78,342        77,301
  Current portion of deferred rent receivable.....       5,459         9,301
  Other assets....................................         414         3,092
                                                   ------------  ------------
Total current assets..............................   1,600,363     1,278,705
                                                   ------------  ------------
Investment properties (including acquisition fees
    paid to Affiliates of $1,738,621) (Note 1):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       775,947
                                                   ------------  ------------
                                                    19,041,247    19,041,247
  Less accumulated depreciation...................   5,271,057     5,019,205
                                                   ------------  ------------
Net investment properties.........................  13,770,190    14,022,042
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   7,446,693     7,709,989
  Deferred loan fees (net of accumulated
    amortization of $29,704 and $27,390 at
    June 30, 1998 and December 31, 1997,
    respectively) (Note 1)........................      16,584        18,898
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $200,772 and $190,257 at
    June 30, 1998 and December 31, 1997,
    respectively) (Note 1)........................     143,615       154,130
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     415,313       426,526
                                                   ------------  ------------
Total other assets................................   8,022,205     8,309,543
                                                   ------------  ------------
Total assets...................................... $23,392,758    23,610,290
                                                   ============  ============





                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    22,149        16,971
  Accrued real estate taxes.......................      60,640        60,358
  Distributions payable (Note 5)..................     192,411       198,824
  Due to Affiliates (Note 3)......................       2,296         2,011
  Deposits held for others........................     128,613       102,885
  Current portion of long-term debt...............      42,590        40,572
  Current portion of deferred gain on sale of
    investment property...........................      20,123        20,732
                                                   ------------  ------------
Total current liabilities.........................     468,822       442,353

Unearned income (Note 1)..........................      91,251        55,653
Long-term debt, less current portion..............   1,467,394     1,489,207
Deferred gain on sale of investment property,
  less current portion............................   2,194,675     2,269,408
                                                   ------------  ------------
Total liabilities.................................   4,222,142     4,256,621
                                                   ------------  ------------
Partners' capital (Notes 1 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  15,559,485    14,581,662
    Cumulative distributions...................... (24,802,071)  (23,641,195)
                                                   ------------  ------------
                                                    19,206,859    19,389,912
                                                   ------------  ------------
Total Partners' capital...........................  19,170,616    19,353,669
                                                   ------------  ------------
Total liabilities and Partners' capital........... $23,392,758    23,610,290
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1998       1997       1998      1997
Income:                                ----       ----       ----      ----
  Rental income (Notes 1 and 2).... $  517,799    489,367 1,042,201   964,543
  Additional rental income.........     13,126      6,618    29,283    17,515
  Interest income..................    183,361    187,536   366,078   376,748
  Other income.....................      2,251       -        2,251     1,325
                                    ---------- ---------- --------- ---------
                                       716,537    683,521 1,439,813 1,360,131
Expenses:                           ---------- ---------- --------- ---------
  Professional services to
    Affiliates.....................      3,420      3,070     6,620     6,806
  Professional services to
    non-affiliates.................       -         7,309    29,350    32,924
  General and administrative
    expenses to Affiliates.........      9,219      6,045    17,929    17,617
  General and administrative
    expenses to non-affiliates.....      5,690      3,846    21,209    20,505
  Property operating expenses to
    Affiliates.....................      8,982      7,840    17,868    15,944
  Property operating expenses to
    non-affiliates.................     43,497     47,942   105,657   129,675
  Interest expense to
    non-affiliates.................     36,888     37,823    74,018    75,865
  Depreciation.....................    125,926    130,048   251,852   260,096
  Amortization.....................      6,415      6,416    12,829    12,830
                                    ---------- ---------- --------- ---------
                                       240,037    250,339   537,332   572,262
                                    ---------- ---------- --------- ---------
Operating income...................    476,500    433,182   902,481   787,869
Gain on sale of investment property     70,159      5,667    75,342    11,333
                                    ---------- ---------- --------- ---------
Net income......................... $  546,659    438,849   977,823   799,202
                                    ========== ========== ========= =========
Net income allocated to:
  General Partner..................       -          -         -         -
  Limited Partners.................    546,659    438,849   977,832   799,202
                                    ---------- ---------- --------- ---------
Net income......................... $  546,659    438,849   977,832   799,202
                                    ========== ========== ========= =========
Net income per weighted average
  Limited Partner Units of
  59,285.65........................ $     9.22       7.40     16.49     13.48
                                    ========== ========== ========= =========

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   977,823       799,202
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........     (75,342)      (11,333)
    Depreciation..................................     251,852       260,096
    Amortization..................................      12,829        12,830
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (28,791)       24,864
      Mortgage interest receivable................         109           309
      Other current assets........................       2,678        (2,803)
      Deferred rent receivable....................      15,055        17,019
      Accounts payable and accrued expenses.......       5,178           446
      Accrued real estate taxes...................         282           (83)
      Due to Affiliates...........................         285        (2,394)
      Unearned income.............................      35,598        (4,329)
                                                   ------------  ------------
Net cash provided by operating activities.........   1,197,556     1,093,824
                                                   ------------  ------------
Cash flows from investing activities:
  Capital expenditures............................        -          (26,500)
  Principal payments received on mortgage
    loans receivable..............................     262,255        37,574
                                                   ------------  ------------
Net cash provided by investing activities.........     262,255        11,074
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (1,167,289)   (1,242,974)
  Deposits held for others........................      25,728        (4,023)
  Principal payments of long-term debt............     (19,795)      (17,961)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,161,356)   (1,264,958)
Net increase (decrease) in cash and                ------------  ------------
  cash equivalents................................     298,455      (160,060)
Cash and cash equivalents at beginning of period..   1,090,891       357,749
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,389,346       197,689
                                                   ============  ============


Supplemental disclosure of non-cash investing activities:

Cash paid for interest............................ $    74,178        76,010
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of June 30, 1998, the Partnership has not recognized any such impairment.

Offering costs have been offset against the Limited Partners' capital accounts.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market. For the periods ended June 30, 1998 and December
31, 1997, included in cash and cash equivalents is approximately $118,500 and $94,000, respectively, for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $15,055 and $17,019 for 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $420,772 and $435,827 in related deferred rent receivable as of June 30, 1998 and December 31, 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the year ended December 31, 1997, due to the restructuring of a lease at McHenry Plaza Shopping Center.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $1,459 and $2,011 was unpaid at June 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $17,868 and $15,944 for the six months ended June 30, 1998 and 1997, respectively, of which $837 was unpaid as of June 30, 1998.


(4) Subsequent Events

During July 1998, the Partnership paid a distribution of $192,411 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of June 30, 1998, cumulative distributions to Limited Partners totaled $24,802,071, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 1998, the Partnership had cash and cash equivalents of $1,389,346, which includes approximately $118,500 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since December 1997, the Partnership received prepayments on four of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaling $934,875 is also included in cash and cash equivalents at June 30, 1998. The Partnership intends to use such funds for distributions and working capital requirements.

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

Results of Operations

As of June 30, 1998, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. Since December 1997, the Partnership received prepayments on four of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

Rental and additional income increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to an increase in occupancy at McHenry Plaza. and the write off of deferred rent receivable relating to lease modifications for the six months ended June 30, 1997, resulting in an increase in rental income for the six months ended June 30, 1998. As of June 30, 1998, approximately 10,749 square feet, representing 19% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Professional services to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in legal services.

Property operating expenses to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in repair and maintenance expenses at McHenry Plaza Shopping Center.

The gain on the sale of investment property recorded for the three and six months ended June 30, 1998 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1997 and 1998:

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               72%   68%   89%   68%      81%    81%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%     100%   100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%     100%   100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%     100%   100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%     100%   100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%     100%   100%
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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1998