Form 10-Q
period 1998-09-30
INLANDS MONTHLY INCOME FUND L P
filed 1998-11-13
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------


                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,594,346     1,090,891
  Accounts and rents receivable...................      58,394        37,386
  Mortgage interest receivable....................      61,216        60,734
  Current portion of mortgage loans receivable....      77,600        77,301
  Current portion of deferred rent receivable.....       4,818         9,301
  Other assets....................................       3,987         3,092
                                                   ------------  ------------
Total current assets..............................   1,800,361     1,278,705
                                                   ------------  ------------
Investment properties (including acquisition fees
    paid to Affiliates of $1,738,621) (Note 1):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       775,947
                                                   ------------  ------------
                                                    19,041,247    19,041,247
  Less accumulated depreciation...................   5,396,983     5,019,205
                                                   ------------  ------------
Net investment properties.........................  13,644,264    14,022,042
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   7,204,785     7,709,989
  Deferred loan fees (net of accumulated
    amortization of $30,862 and $27,390 at
    September 30, 1998 and December 31, 1997,
    respectively) (Note 1)........................      15,426        18,898
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $206,029 and $190,257 at
    September 30, 1998 and December 31, 1997,
    respectively) (Note 1)........................     138,358       154,130
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     406,282       426,526
                                                   ------------  ------------
Total other assets................................   7,764,851     8,309,543
                                                   ------------  ------------
Total assets...................................... $23,209,476    23,610,290
                                                   ============  ============





                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    18,124        16,971
  Accrued real estate taxes.......................      45,616        60,358
  Distributions payable (Note 5)..................     192,411       198,824
  Due to Affiliates (Note 3)......................       8,896         2,011
  Deposits held for others........................      63,613       102,885
  Current portion of long-term debt...............      43,637        40,572
  Current portion of deferred gain on sale of
    investment property...........................      15,514        20,732
                                                   ------------  ------------
Total current liabilities.........................     387,811       442,353

Unearned income (Note 1)..........................      87,975        55,653
Long-term debt, less current portion..............   1,456,085     1,489,207
Deferred gain on sale of investment property,
  less current portion............................   2,129,516     2,269,408
                                                   ------------  ------------
Total liabilities.................................   4,061,387     4,256,621
                                                   ------------  ------------
Partners' capital (Notes 1 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  16,127,016    14,581,662
    Cumulative distributions...................... (25,392,129)  (23,641,195)
                                                   ------------  ------------
                                                    19,184,332    19,389,912
                                                   ------------  ------------
Total Partners' capital...........................  19,148,089    19,353,669
                                                   ------------  ------------
Total liabilities and Partners' capital........... $23,209,476    23,610,290
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1998       1997       1998      1997
Income:                                ----       ----       ----      ----
  Rental income (Notes 1 and 2).... $ 501,474    506,877  1,543,675 1,471,420
  Additional rental income.........    32,096     16,225     61,379    33,740
  Interest income..................   182,435    186,985    548,513   563,733
  Other income.....................     2,240       -         4,491     1,325
                                    ---------- ---------- --------- ----------
                                      718,245    710,087  2,158,058 2,070,218
Expenses:                           ---------- ---------- --------- ----------
  Professional services to
    Affiliates.....................     3,564      3,500     10,184    10,306
  Professional services to
    non-affiliates.................      -        (4,409)    29,349    28,515
  General and administrative
    expenses to Affiliates.........     8,230      9,539     26,160    27,156
  General and administrative
    expenses to non-affiliates.....     1,002      1,394     22,211    21,899
  Property operating expenses to
    Affiliates.....................     9,604      8,389     27,472    24,333
  Property operating expenses to
    non-affiliates.................    29,102     35,513    134,759   165,188
  Interest expense to
    non-affiliates.................    36,639     37,596    110,657   113,461
  Depreciation.....................   125,926    130,047    377,778   390,143
  Amortization.....................     6,415      6,414     19,244    19,244
                                    ---------- ---------- --------- ----------
                                      220,482    227,983    757,814   800,245
                                    ---------- ---------- --------- ----------
Operating income...................   497,763    482,104  1,400,244 1,269,973
Gain on sale of investment
  property.........................    69,768     20,471    145,110    31,804
                                    ---------- ---------- --------- ----------
Net income......................... $ 567,531    502,575  1,545,354 1,301,777
                                    ========== ========== ========= ==========
Net income allocated to:
  General Partner..................      -          -          -         -
  Limited Partners.................   567,522    502,575  1,545,354 1,301,777
                                    ---------- ---------- --------- ----------
Net income......................... $ 567,522    502,575  1,545,354 1,301,777
                                    ========== ========== ========= ==========
Net income per weighted average
  Limited Partner Units of
  59,285.65........................ $    9.58       8.48      26.07     21.96
                                    ========== ========== ========= ==========

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $ 1,545,354     1,301,777
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........    (145,110)      (31,804)
    Depreciation..................................     377,778       390,143
    Amortization..................................      19,244        19,244
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (21,008)       28,325
      Mortgage interest receivable................        (482)       (3,123)
      Other current assets........................        (895)       (6,350)
      Deferred rent receivable....................      24,727        14,292
      Accounts payable and accrued expenses.......       1,153        (4,089)
      Accrued real estate taxes...................     (14,742)      (13,470)
      Due to Affiliates...........................       6,885         9,650
      Unearned income.............................      32,322        (6,493)
                                                   ------------  ------------
Net cash provided by operating activities.........   1,825,226     1,698,102
                                                   ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment property.......        -           39,579
  Principal payments received on mortgage
    loans receivable..............................     504,905        56,622
  Capital expenditures............................        -          (26,500)
                                                   ------------  ------------
Net cash provided by investing activities.........     504,905        69,701
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (1,757,347)   (1,833,032)
  Deposits held for others........................     (39,272)      (25,007)
  Principal payments of long-term debt............     (30,057)      (27,276)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,826,676)   (1,885,315)
                                                   ------------  ------------
Net increase(decrease) in cash and cash
  equivalents.....................................     503,455      (117,512)
Cash and cash equivalents at beginning of period..   1,090,891       357,749
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,594,346       240,237
                                                   ============  ============

Supplemental disclosure of non-cash investing activities:

  Cash paid for interest.......................... $   110,901       113,683
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of September 30, 1998, the Partnership has not recognized any such impairment.

Offering costs have been offset against the Limited Partners' capital accounts.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market. For the periods ended September 30, 1998 and
December 31, 1997, included in cash and cash equivalents is approximately $50,830 and $94,000, respectively, for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $24,727 and $14,292 for 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $411,100 and $435,827 in related deferred rent receivable as of September 30, 1998 and December 31, 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the year ended December 31, 1997, due to the restructuring of a lease at McHenry Plaza Shopping Center.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $8,896 and $2,011 was unpaid at September 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $27,472 and $24,333 for the nine months ended September 30, 1998 and 1997.


(4) Subsequent Events

During October 1998, the Partnership paid a distribution of $192,411 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of September 30, 1998, cumulative distributions to Limited Partners totaled $25,392,129, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 1998, the Partnership had cash and cash equivalents of $1,594,346, which includes approximately $50,830 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since December 1997, the Partnership received prepayments on five of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaling $1,158,884 is also included in cash and cash equivalents at September 30, 1998. The Partnership intends to use such funds for distributions and working capital requirements.

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

Results of Operations

As of September 30, 1998, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. Since December 1997, the Partnership received prepayments on five of the thirty-seven mortgage loans receivable on the nine-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

Rental and additional income increased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to an increase in occupancy at McHenry Plaza and the write off of deferred rent receivable relating to lease modifications for the nine months ended September 30, 1997, resulting in an increase in rental income for the nine months ended September 30, 1998. As of September 30, 1998, approximately 10,749 square feet, representing 19% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Professional services to non-affiliates increased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to an increase in accounting services.

Property operating expenses to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to a decrease in repair and maintenance expenses at McHenry Plaza Shopping Center.

The gain on the sale of investment property recorded for the three and nine months ended September 30, 1998 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1997 and 1998:

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               72%   68%   89%   68%      81%    81%   81%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%     100%   100%  100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%     100%   100%  100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%     100%   100%  100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%     100%   100%  100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%     100%   100%  100%
Duncan, Oklahoma





Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following three areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the second quarter of 1999.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.







                          PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.


Item 7.  Exhibits and Reports on Form 8-K

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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998