Form 10-K
period 1998-12-31
INLANDS MONTHLY INCOME FUND L P
filed 1999-03-29
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

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

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 10

  Item 8.   Financial Statements and Supplementary Data................... 15

  Item 9.   Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure........................... 34


                                   Part III
                                   --------
  Item 10.  Directors and Executive Officers of the Registrant............ 34

  Item 11.  Executive Compensation ....................................... 39

  Item 12.  Security Ownership of Certain Beneficial
            Owners and Management......................................... 40

  Item 13.  Certain Relationships and Related Transactions................ 40


                                   Part IV
                                   -------
  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K........................................... 41

  SIGNATURES.............................................................. 42

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

The Partnership is engaged  in  the  business  of  real estate investment which management considers to be a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

   Property and Location            Square Feet          Date of Purchase
---------------------------      ------------------    -------------------
McHenry Plaza (b)                      56,643                10/19/87
Shopping Center
McHenry, Illinois

Douglas Nursing Home                   65,661                01/13/88
Living and Retirement Center
Mattoon, Illinois

Hillside Nursing Home (c)              21,565                01/29/88
Living Center                                          (1 of 3 adj. lots
Yorkville, Illinois                                     sold 09/12/97)

Scandinavian Health Spa, Inc.          26,040                04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace (c)                186,720                06/24/88
Condominiums Complex               (228 Units)           (sold during
Schaumburg, Illinois                                      1994 & 1995)

Wal-Mart - Duncan                      68,907                08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul (b)                 65,930                08/05/88
Department Store
Rantoul, Illinois

(a) Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1998, approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1997 and approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1996.

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

The Partnership had no employees during 1998.

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

                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
  McHenry Plaza                 79%       68%       69%       86%       84%
  McHenry, Illinois

  Douglas Nursing Home         100%      100%      100%      100%      100%
  Mattoon, Illinois

  Hillside Nursing Home        100%      100%      100%      100%      100%
  Yorkville, Illinois

  Scandinavian Health          100%      100%      100%      100%      100%
  Westlake, Ohio

  Schaumburg Terrace           N/A       N/A       N/A       N/A        88%*
  Schaumburg, Illinois

  Wal-Mart - Duncan            100%      100%      100%      100%      100%
  Duncan, Oklahoma

  Wal-Mart - Rantoul           100%      100%      100%      100%      100%
  Rantoul, Illinois

  * Represents occupancy of the remaining condominium units owned by the Partnership at the end of the year.

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
  McHenry Plaza              $  6.90      5.40      5.22      6.21      7.06
  McHenry, Illinois

  Douglas Nursing Home          6.79      6.46      6.46      6.46      6.46
  Mattoon, Illinois

  Hillside Nursing Home        18.50     17.59     17.59     17.59     17.59
  Yorkville, Illinois

  Scandinavian Health          13.79     13.79     13.79     13.79     12.54
  Westlake, Ohio

  Wal-Mart - Duncan             3.83      3.90      3.90      3.90      3.90
  Duncan, Oklahoma

  Wal-Mart - Rantoul            3.49      3.57      3.57      3.57      3.57
  Rantoul, Illinois


The following tables set  forth  certain  information  with  respect  to  the  amount  and  expiration of leases for the
Partnership's investment properties:

                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                   --------   --------------       ---------        ------------   -------------
Scandinavian Health Spa
    Scandinavian Health
    Spa, Inc.                           26,040      12/2004           2/5 years         $359,094         $13.79

Douglas Living Center
    Elite                               65,661       1/2001           1/10 years         446,082           6.79

Hillside Living Center
    Elite                               21,565       1/2001           1/10 years         399,052          18.50

Duncan Walmart
    Wal-mart Stores, Inc.               68,907       1/2014           5/5 years          263,707           3.83

Rantoul Walmart
    Wal-mart Stores, Inc.               65,930       1/2014           5/5 years          230,012           3.49

McHenry Plaza
    Walgreens                           14,682      04/2030             None             136,353           9.29
    Spot Amusements, Inc.                8,269       5/1999             None              46,108           5.58
    Northern Federal Bank                3,420       3/2001           1/5 years           47,520          13.89
    Northern Federal Bank                  425       3/2001           1/5 years           27,500          64.71
    Don Robert Beauty School             3,000       9/1999             None              33,248          11.08
    Merit Medical                        4,344      Monthly             None              15,204           3.50
    Tacos El Norte                       1,252       4/2000             None              12,938          10.33
    Race World                           7,552       1/2000             None              45,312           6.00
    Dinh Vo                              1,750       3/2001           1/2 years           14,868           8.50
    Vacant                              11,949













                                                          -6-





                                      -6-


                                                     Approx.        Annual             Annual Base    % of Total    % of Annual
                                       Number    Gross Leasable      Base      Total    Rent Per         GLA         Base Rent
                              Year       of      Area ("GLA") of   Rent of    Annual   Sq. Ft Under   Represented   Represented
                             Ending    Leases    Expiring Leases   Expiring    Base     Expiring      By Expiring   By Expiring
        Property             Dec 31,  Expiring    (square feet)     Leases    Rent(1)    Leases         Leases        Leases
        --------             ------- ---------   ---------------   --------   -------  ------------   -----------   -----------
Scandinavian Health Spa
                              1999-      -              -         $   -      $359,094 $      -             -            -
                              2003
                              2004       1            26,040       359,094    359,094      13.79          100%         100%

Douglas Living Center         1999       -              -             -       455,714        -             -            -
                              2000       -              -             -       465,345        -             -            -
                              2001       1            65,661       466,148    466,148       7.10          100%         100%

Hillside Living Center        1999       -              -             -       407,668        -             -            -
                              2000       -              -             -       416,284        -             -            -
                              2001       1            21,565       417,002    417,002      19.34          100%         100%

Duncan Walmart                1999-
                               2008      -              -             -       266,440        -             -            -

Rantoul Walmart               1999-
                               2008      -              -             -       232,999        -             -            -

McHenry Plaza                 1999       2            11,269        80,097    380,225       6.58         21.48%       21.07%
                              2000       2             8,804        61,349    304,327       6.97         15.54%       20.16%
                              2001       3             5,595        91,640    243,197      16.38          9.66%       37.68%
                              2002-
                               2008      -              -             -       136,353        -             -            -



(1) No assumptions have been made regarding the  releasing  of  expired  leases.    It is the opinion of the General
    Partner that the space will be released at market rates.



















                                                        -7-

Item 3. Legal Proceedings

The Partnership was not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1998.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1998, there were 2,098 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

                 (not covered by Independent Auditors' Report)


                           1998        1997       1996       1995       1994
                           ----        ----       ----       ----       ----
Total assets........... $22,106,568 23,610,290 24,276,313 24,905,111 24,872,124
                        =========== ========== ========== ========== ==========

Long-term debt, less
  current portion...... $ 1,444,498  1,489,207  1,529,779  1,566,596  1,600,006
                        =========== ========== ========== ========== ==========

Total income........... $ 2,866,795  2,818,725  2,766,451  2,973,283  3,397,170
                        =========== ========== ========== ========== ==========

Net income............. $ 2,035,534  2,038,928  1,869,732  1,923,281  1,303,469
                        =========== ========== ========== ========== ==========
Net income per the
  one General Partner
  Unit................. $      -          -          -          -          -
                        =========== ========== ========== ========== ==========
Net income allocated per
  Limited Partnership
  Unit (b)............. $     34.33      34.39      31.54      32.44      21.99
                        =========== ========== ========== ========== ==========
Distributions to
  Limited Partners (c). $ 3,327,626  2,416,710  2,347,018  2,672,357  2,371,433
                        =========== ========== ========== ========== ==========

Distributions to Limited
  Partners per Unit (b) $     56.13      40.76      39.59      45.08      40.00
                        =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit and distribution per Unit data is based upon the weighted average number of Units outstanding of 59,285.65.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of December 31, 1998, cumulative distributions to Limited Partners totaled $26,968,821, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1998, the Partnership had cash and cash equivalents of $681,003, which includes approximately $92,300 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since December 1997, the Partnership received prepayments on five of the thirty-seven mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaling $1,158,884 were held in short-term investments until November 10, 1998 when the $1,000,000 return of capital was distributed to the limited partners. The Partnership intends to use the remaining funds for distributions and for working capital requirements.

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

As of December 31, 1998, the Partnership is in the process of refinancing the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart during the second quarter of 1999. The replacement loan will be for approximately $2,500,000 and will be collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan will bear an interest rate of 190 basis points over the five year Treasury Rate which will be locked the day of closing. Such interest rate currently approximates 7% versus the existing 9.75% interest rate on the existing loan. The replacement loan will require monthly interest only payments and will mature five years from loan inception.

Results of Operations

As of December 31, 1998, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997.

The gain on the sale of investment property recorded for the years ended December 31, 1998, 1997 and 1996 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. Additionally, for the year ended December 31, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center resulting in a gain of $14,805. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of Partnership's investment property.

Rental income for the Partnership increased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to the occupancy increase at McHenry Shopping Plaza. As of December 31, 1998, approximately 11,949 square feet representing 21% of the total space at the center remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Interest income decreased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to the following reason.
Interest income on third party mortgages decreased as prepayments on five of the thirty-seven mortgage loans receivable has been received since December of 1997 with proceeds totaling $1,158,884. The decrease in third party mortgage interest income has been partially offset by an increase in investment income due to holding the prepayment proceeds until November 10, 1998 when the $1,000,000 return of capital was distributed to the limited partners. Interest income increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in interest rates on short term investments and an increase in cash available to be used for short term investments.

Professional services to Affiliates decreased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to a decrease in legal and accounting services paid to Affiliates.

General and administrative expenses to Affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to an increase in investor services. General and administrative expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to a decrease in investor services and data processing expenses, partially offset by an increase in mortgage servicing expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to decreases in messenger and postage expenses and marketing expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to increases in supplies and printing expenses.

Property operating expenses to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to the decrease in various expense items, such as repairs and maintenance, ground maintenance, painting and decorating, and utilities, partially offset by an increase in common area maintenance. Property operating expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the increase in various expense items, such as utilities, supplies, insurance and repair and maintenance, relating to vacant and retenanted spaces at McHenry Plaza Shopping Center. Also, in 1996, real estate tax reductions relating to prior years for the Schaumburg Terrace Apartment complex were received and recorded as a reduction in property operating expenses to non-affiliates for the year ended December 31, 1996, producing an abnormal and non-recurring variance between 1996 and 1997.

Year 2000 Issues

GENERAL
-------
Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS
------------------
The Partnership has identified the following three areas for "Year-2000" compliance efforts:

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

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse tenant base.

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

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 are estimated at approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership is expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.



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


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data




                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)



                                     Index
                                     -----                              Page
                                                                        ----
Independent Auditors' Report...........................................  16

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997...........................  17

  Statements of Operations, for the years ended
    December 31, 1998, 1997 and 1996...................................  19

  Statements of Partners' Capital, for the years ended
    December 31, 1998, 1997 and 1996...................................  21

  Statements of Cash Flows, for the years ended
    December 31, 1998, 1997 and 1996...................................  22

  Notes to Financial Statements........................................  24

Real Estate and Accumulated Depreciation (Schedule III)................  32

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 29, 1999

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1998 and 1997


                                    Assets
                                    ------


                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   681,003     1,090,891
  Accounts and rents receivable...................      35,664        37,386
  Mortgage interest receivable....................      56,681        60,734
  Current portion of mortgage loans receivable....      79,187        77,301
  Current portion of deferred rent receivable.....       4,818         9,301
  Other assets....................................       2,670         3,092
                                                   ------------  ------------
Total current assets..............................     860,023     1,278,705
                                                   ------------  ------------
Investment properties (including acquisition
    fees paid to Affiliates of $1,736,163)
    (Notes 1, 4 and 5):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       775,947
                                                   ------------  ------------
                                                    19,041,247    19,041,247
  Less accumulated depreciation...................   5,522,909     5,019,205
                                                   ------------  ------------
Net investment properties.........................  13,518,338    14,022,042
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   7,184,451     7,709,989
  Deferred loan fees (net of accumulated
    amortization of $32,019 and $27,390 at
    December 31, 1998 and 1997, respectively)
    (Note 1)......................................      14,269        18,898
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $211,287 and $190,257 at
    December 31, 1998 and 1997, respectively)
    (Notes 1 and 6)...............................     133,100       154,130
  Deferred rent receivable, less current portion
    (Notes 1 and 6)...............................     396,387       426,526
                                                   ------------  ------------
Total other assets................................   7,728,207     8,309,543
                                                   ------------  ------------
Total assets...................................... $22,106,568    23,610,290
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1998 and 1997


                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    13,556        16,971
  Accrued real estate taxes.......................      62,125        60,358
  Distributions payable (Note 8)..................     192,030       198,824
  Due to Affiliates (Note 3)......................         472         2,011
  Deposits held for others........................     102,479       102,885
  Current portion of long-term debt (Note 7)......      44,709        40,572
  Current portion of deferred gain on sale of
    investment property...........................      19,514        20,732
                                                   ------------  ------------
Total current liabilities.........................     434,885       442,353

Deferred loan fees (Note 1).......................      45,123        55,653
Long-term debt, less current portion (Note 7).....   1,444,498     1,489,207
Deferred gain on sale of investment property,
  less current portion (Note 5)...................   2,120,485     2,269,408
                                                   ------------  ------------
Total liabilities.................................   4,044,991     4,256,621
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,285.65 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  16,617,196    14,581,662
    Cumulative distributions...................... (26,968,821)  (23,641,195)
                                                   ------------  ------------
                                                    18,097,820    19,389,912
                                                   ------------  ------------
Total Partners' capital...........................  18,061,577    19,353,669
                                                   ------------  ------------
Total liabilities and Partners' capital........... $22,106,568    23,610,290
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
                                         ----          ----          ----
Income:
  Rental income (Notes 1 and 6)..... $ 2,057,364     1,972,875     1,962,343
  Additional rental income..........      49,719        43,961        37,983
  Interest income...................     719,033       780,436       766,125
  Other income......................      40,679        21,453          -
                                     ------------  ------------  ------------
                                       2,866,795     2,818,725     2,766,451
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      13,096        13,889        13,295
  Professional services to
    non-affiliates..................      29,350        28,515        30,468
  General and administrative
    expenses to Affiliates..........      34,915        29,432        34,248
  General and administrative
    expenses to non-affiliates......      22,236        30,567        21,753
  Property operating expenses to
    Affiliates......................      36,194        33,038        28,820
  Property operating expenses
    to non-affiliates...............     169,206       187,053        90,659
  Interest expense to non-affiliates     147,042       150,828       154,262
  Depreciation......................     503,704       522,840       518,355
  Amortization......................      25,659        25,659        25,658
                                     ------------  ------------  ------------
                                         981,402     1,021,821       917,518
                                     ------------  ------------  ------------
Operating income....................   1,885,393     1,796,904     1,848,933
Gain on sale of investment
  property (Note 5).................     150,141       242,024        20,799
                                     ------------  ------------  ------------
Net income.......................... $ 2,035,534     2,038,928     1,869,732
                                     ============  ============  ============













                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $      -             -             -
  Limited Partners..................   2,035,534     2,038,928     1,869,732
                                     ------------  ------------  ------------
Net income.......................... $ 2,035,534     2,038,928     1,869,732
                                     ============  ============  ============

Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership
  Units of 59,285.65................ $     34.33         34.39         31.54
                                     ============  ============  ============

































                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1998, 1997 and 1996


                                        General       Limited
                                        Partner       Partners      Total
                                        -------       --------      -----
Balance (deficit) January 1, 1996... $   (36,243)   20,244,980    20,208,737

Net income (Note 2).................        -        1,869,732     1,869,732
Distributions to Limited Partners
  ($39.59 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (2,347,018)   (2,347,018)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1996.     (36,243)   19,767,694    19,731,451

Net income (Note 2).................        -        2,038,928     2,038,928
Distributions to Limited Partners
  ($40.76 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (2,416,710)   (2,416,710)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1997.     (36,243)   19,389,912    19,353,669

Net income (Note 2).................        -        2,035,534     2,035,534
Distributions to Limited Partners
  ($56.13 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (3,327,626)   (3,327,626)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1998. $   (36,243)   18,097,820    18,061,577
                                     ============  ============  ============



















                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 2,035,534     2,038,928     1,869,732
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
    Gain on sale of investment
      property......................    (150,141)     (242,024)      (20,799)
    Depreciation....................     503,704       522,840       518,355
    Amortization....................      25,659        25,659        25,658
    Changes in assets and liabilities:
      Accounts and rents receivable.       1,722        32,433       (16,814)
      Mortgage interest receivable..       4,053         9,525        (8,144)
      Other current assets..........         422           921          (463)
      Deferred rent receivable......      34,622        24,703          (538)
      Accounts payable and accrued
        expenses....................      (3,415)       (5,240)       (4,824)
      Accrued real estate taxes.....       1,767         1,244       (58,689)
      Due to Affiliates.............      (1,539)         (741)       (6,466)
      Deferred loan fees............     (10,530)      (13,611)       (8,658)
Net cash provided by operating       ------------  ------------  ------------
  activities........................   2,441,858     2,394,637     2,288,350
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment
    property........................        -           39,579          -
  Costs incurred relating to mortgage
    loans receivable................        -           (9,526)         -
  Principal payments received on
    mortgage loans receivable.......     523,652       784,810        69,671
  Capital expenditures..............        -          (26,500)      (41,945)
Net cash provided by investing       ------------  ------------  ------------
  activities........................     523,652       788,363        27,726
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Cash distributions................  (3,334,420)   (2,416,676)   (2,347,565)
  Deposits held for others..........        (406)        3,635       (18,119)
  Principal payments of long-term
    debt............................     (40,572)      (36,817)      (33,410)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (3,375,398)   (2,449,858)   (2,399,094)
                                     ------------  ------------  ------------





                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
Net increase (decrease) in cash          ----          ----          ----
  and cash equivalents.............. $  (409,888)      733,142       (83,018)
Cash and cash equivalents at
  beginning of year.................   1,090,891       357,749       440,767
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   681,003     1,090,891       357,749
                                     ============  ============  ============



Cash paid for interest.............. $   147,371       151,127       154,534
                                     ============  ============  ============


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Mortgage loans receivable......... $      -             -             -
  Reduction of investment in
    property........................        -           24,774          -
  Reduction of accumulated
    depreciation related to
    investment property sold........        -             -             -
  Gain on sale......................        -           14,805          -
  Deferred gain on sale.............        -             -             -
    Proceeds from sale of investment ------------  ------------  ------------
      property...................... $      -           39,579          -
                                     ============  ============  ============

















                See accompanying notes to financial statements

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1998, 1997 and 1996

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1998 and 1997, the Partnership has not recognized any such impairment.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market. For the years ended December 31, 1998 and 1997, included in cash and cash equivalents is approximately $92,300 and $94,000, respectively, for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

                                       1998                      1997
                             ------------------------  ------------------------
                                             Tax                      Tax
                                GAAP         Basis        GAAP        Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ------------ -----------  ----------- ------------
Total assets................ $22,106,568   25,395,810   23,610,290  26,899,532

Partners' capital (deficit):
  General Partner...........     (36,243)     (31,365)     (36,243)    (27,832)
  Limited Partners..........  18,097,820   21,382,184   19,389,912  22,670,742

Net income (loss):
  General Partner...........        -          (3,533)        -         (2,811)
  Limited Partners..........   2,035,534    2,039,067    2,038,928   2,041,739

Net income per Limited
  Partnership Unit..........       34.33        34.39        34.39       34.44

The net income per Unit is based upon the weighted average number of Units of 59,285.65.

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

A presentation of information about operating segments as required in Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.


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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the General Partner to fund the cumulative preferred return of 8% per annum for the three year period ended December 31, 1998. The cumulative amount of such Supplemental Capital Contributions at December 31, 1998 is $2,095,863.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $472 and $2,011 remained unpaid at December 31, 1998 and 1997, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $36,194, $33,038 and $28,820 for the years ended December 31, 1998, 1997 and 1996 respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 1998.


(4) Investment Properties

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

The major tenant at McHenry Plaza is a Walgreens drug store. Other tenants are Don Robert's Beauty School, Northern Federal Bank, Merit Medical Equipment, Family Entertainment Center, a Mexican restaurant, a nail salon and Race World, a car racing hobby center. As of December 31, 1998, approximately 11,949 square feet, representing 21% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

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

Douglas Living and Retirement Center, Mattoon, Illinois
-------------------------------------------------------
On January 13, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consists of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The current rent per annum is $446,882 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

Hillside Living Center, Yorkville, Illinois
-------------------------------------------
On January 29, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,870,000. The property consists of a two-story building with a total of 21,565 square feet. The total cost of this property to the Partnership was $3,195,713, which includes the purchase price of $2,870,000 and acquisition costs of $325,713. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The current rent per annum is $399,770 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease. See Note 5 for a discussion on the sale of a portion of this property.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Duncan Wal-Mart, Duncan, Oklahoma
---------------------------------
On August 5, 1988, the Partnership purchased a Wal-Mart store in Duncan, Oklahoma from Wal-Mart Properties, Inc. The cost to the Partnership was $3,038,547, which includes acquisition fees of $305,829. The property is situated on approximately 11.5 acres of land and contains a total of 68,907 square feet. The construction of the store was completed in the fall of 1987. The lease expires in January 2014 and the tenant has the option to extend the lease for five additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $22,203.

Rantoul Wal-Mart, Rantoul, Illinois
-----------------------------------
On August 5, 1988, the Partnership purchased a Wal-Mart Store in Rantoul, Illinois from Wal-Mart Properties, Inc. The cost to the Partnership was $2,656,568, which includes acquisition fees of $266,834. The property is situated on approximately 11.2 acres of land and contains a total of 65,930 square feet. The construction of the store was completed in the spring of 1988. The lease expires in January 2014 and the tenant has the option to extend the lease for five additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $19,417.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
                                                 1998             1997
         Shopping Center:                        ----             ----
          Cost.............................. $ 3,531,798        3,531,798
          Less accumulated depreciation.....   1,330,614        1,216,811
                                             ------------     ------------
                                               2,201,184        2,314,987
                                             ------------     ------------
         Health and Tennis Club:
          Cost..............................   3,068,930        3,068,930
          Less accumulated depreciation.....     890,719          807,861
                                             ------------     ------------
                                               2,178,211        2,261,069
                                             ------------     ------------
         Nursing Homes:
          Cost..............................   6,745,404        6,745,404
          Less accumulated depreciation.....   1,945,974        1,769,068
                                             ------------     ------------
                                               4,799,430        4,976,336
                                             ------------     ------------
         Department Stores:
          Cost..............................   5,695,115        5,695,115
          Less accumulated depreciation.....   1,355,602        1,225,465
                                             ------------     ------------
                                               4,339,513        4,469,650
                                             ------------     ------------
            Total........................... $13,518,338       14,022,042
                                             ============     ============

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The principal balances of these loans range from $210,640 to $255,891. These loans require monthly principal and interest payments totaling $67,763 based on an interest rate of 8.625% per annum for ten years and a thirty year amortization period with payment of all remaining principal at the end of that period. The Partnership has recorded $150,141, $236,745 and $20,799 of gain as a result of these installment sales in 1998, 1997 and 1996, respectively. During 1998, the Partnership received prepayments on two of the thirty-four mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments total $456,051 and, accordingly, the Partnership recognized $130,627 of previously deferred gain. The remaining deferred gain of $2,139,999 as of December 31, 1998 will be recognized over the life of the related mortgage loans as principal payments are received.

On September 12, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center. The Partnership received $39,579 from the sale and recorded a gain of $14,805.


(6) Operating Leases

Minimum lease payments to be received in the future from operating leases are as follows:

         1999.......................................... $ 2,054,114
         2000..........................................   1,976,492
         2001..........................................   1,091,392
         2002..........................................     994,886
         2003..........................................     994,886
         Thereafter....................................   8,926,395
                                                        ------------
         Total......................................... $16,038,165
                                                        ============

No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates.

Remaining lease terms range from one year to thirty years. Pursuant to the lease agreements, tenants of McHenry Plaza Shopping Center are required to reimburse the Partnership for their pro rata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1998, approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1997 and approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1996.

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $34,622 and $24,703 and an increase of $538 in 1998, 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $401,205 and $435,827 in related deferred rent receivable as of December 31, 1998 and 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was written off against rental income for the year ended December 31, 1997, due to the restructuring of a lease at McHenry Plaza Shopping Center.


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

As of December 31, 1998, the required principal payments on the Partnership's long-term debt over the next four years are as follows:

         1999.......................................... $   44,709
         2000..........................................     49,268
         2001..........................................     54,293
         2002..........................................  1,340,937


(8) Subsequent Events

During January 1999, the Partnership paid a distribution of $192,030 to the Limited Partners.

                                               INLAND'S MONTHLY INCOME FUND, L.P.
                                                     (a limited partnership)
                                                          Schedule III
                                            Real Estate and Accumulated Depreciation
                                                        December 31, 1998



                                 Initial Cost
                                to Partnership                          Gross amount at which carried
                                      (A)            Costs                   at end of period (B)
                            ----------------------            -------------------------------------------           Life on which
                                                  capitalized                                            Date       Depreciation
                                       Buildings   subsequent Land and  Buildings           Accumulated  Con-      in latest Stmt
                                         and           to     improve-    and        Total  Depreciation stru- Date of Operations
                  Encumbrance   Land improvements acquisition  ments   improvements    (C)       (D)     cted  Acq  is computed
                  ----------- ------- ---------- ----------- --------- ----------- --------- ------------ ---- ----  -------------
McHenry Plaza
  Shopping Center
  McHenry, IL.... $     -      330,083  1,637,117 1,564,598   330,083  3,201,715  3,531,798 1,330,614    1968 10/19  30 yrs.
                                                                                                               1987

Douglas Nursing Home
  Living/Retirement
  Center
  Mattoon, IL....       -      411,778  3,162,687     -       411,778  3,162,687  3,574,465   981,048    1964 01/13  40 yrs.
                                                                                                               1988
Hillside Nursing Home
  Living Center
  Yorkville, IL..       -      232,034  2,963,679     -       207,260  2,963,679  3,170,939   964,927    1963 01/29  40 yrs.
                                                                                                               1988

Scandinavian Health
  Spa Health and
  Tennis Club
  Westlake, OH...       -      583,204  2,485,726     -       583,204  2,485,726  3,068,930   890,719    1984 04/20  30 yrs.
                                                                                                               1988

Wal-Mart - Duncan
  Department Store
  Duncan, OK.....       -      863,992  2,174,555     -       863,992  2,174,555  3,038,547   647,189    1987 08/05  35 yrs.
                                                                                                               1988

Wal-Mart - Rantoul
  Department Store
  Rantoul, IL....  1,529,779   276,303   2,380,265     -      276,303  2,380,265  2,656,568   708,412    1988 08/05  35 yrs.
                  ---------- --------- ---------- --------- --------- ---------- ----------- ---------         1988
                  $1,529,779 2,697,394 14,804,029 1,564,598 2,672,620 16,368,627 19,041,247 5,522,909
                  ========== ========= ========== ========= ========= ========== ========== =========



                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                       December 31, 1998, 1997 and 1996


Notes:

(A) The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate owned at December 31, 1998 for federal income tax purposes was approximately $19,041,000 (unaudited).

(C) Reconciliation of real estate owned:


                                         1998          1997          1996
                                         ----          ----          ----
    Balance at beginning of year.... $19,041,247    19,039,521    18,997,576
    Additions.......................        -           26,500        41,945
    Disposals.......................        -           24,774          -
                                     ------------  ------------  ------------
    Balance at end of year.......... $19,041,247    19,041,247    19,039,521
                                     ============  ============  ============

(D) Reconciliation of accumulated depreciation:

    Balance at beginning of year.... $ 5,019,205     4,496,365     3,978,010
    Depreciation expense............     503,704       522,840       518,355
                                     ------------  ------------  ------------
    Balance at end of year.......... $ 5,522,909     5,019,205     4,496,365
                                     ============  ============  ============

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1998.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

  DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 48) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc.
Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when the cumulative preferred return in excess of 8% has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 44 and "Allocation of Profits or Losses" at pages 43 and 44 of the Prospectus, and at pages A-6 to A-9 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1998.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. In 1998, these expenses amounted to $48,011, of which $472 was unpaid at December 31, 1998.

Affiliates of the General Partner earned $36,134 in management fees for the year ended December 31, 1998 in connection with managing certain of the Partnership's properties. All of these were paid prior to December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                 Amount and Nature
                                 of Beneficial                Percent
      Title of Class                 Ownership                of Class
      --------------             -----------------         --------------
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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The Financial Statements listed in the index at page 15 of this Annual Report are filed as part of this Annual Report.

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

    (c)  Financial Statement Schedules.

         Financial statement schedules for the years ended December 31, 1998, 1997 and 1996 are submitted herewith.


                                                                    Page

         Real Estate and Accumulated Depreciation (Schedule III)...  32

         Schedules not filed:

         All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    (d)  Reports on Form 8-K:

         None.

No Annual Report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND'S MONTHLY INCOME FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 29, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date  March 29, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 29, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 29, 1999