Form 10-Q
period 1999-03-31
INLANDS MONTHLY INCOME FUND L P
filed 1999-05-13
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

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

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,262,168       681,003
  Accounts and rents receivable...................      41,656        35,664
  Mortgage interest receivable....................      54,015        56,681
  Current portion of mortgage loans receivable....      75,968        79,187
  Current portion of deferred rent receivable.....       4,819         4,818
  Other assets....................................       3,165         2,670
                                                   ------------  ------------
Total current assets..............................   1,441,791       860,023
                                                   ------------  ------------
Investment properties (including acquisition
    fees paid to Affiliates of $1,738,621)
    (Notes 1 and 3):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       775,947
                                                   ------------  ------------
                                                    19,041,247    19,041,247
  Less accumulated depreciation...................   5,648,835     5,522,909
                                                   ------------  ------------
Net investment properties.........................  13,392,412    13,518,338
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   6,704,001     7,184,451
  Deferred loan fees (net of accumulated
    amortization of $33,176 and $32,019 at
    March 31, 1999 and December 31, 1998,
    respectively) (Note 1)........................      13,112        14,269
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $216,544 and $211,287 at
    March 31, 1999 and December 31, 1998,
    respectively) (Note 1)........................     127,843       133,100
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     384,375       396,387
                                                   ------------  ------------
Total other assets................................   7,229,331     7,728,207
                                                   ------------  ------------
Total assets...................................... $22,063,534    22,106,568
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    43,520        13,556
  Accrued real estate taxes.......................      78,432        62,125
  Distributions payable (Note 4)..................     192,030       192,030
  Due to Affiliates (Note 3)......................       1,531           472
  Deposits held for others........................     150,374       102,479
  Prepaid rent....................................      41,620          -
  Current portion of long-term debt...............      45,808        44,709
  Current portion of deferred gain on sale of
    investment property...........................      18,283        19,514
                                                   ------------  ------------
Total current liabilities.........................     571,598       434,885

Deferred loan fees................................      40,404        45,123
Long-term debt, less current portion..............   1,432,626     1,444,498
Deferred gain on sale of investment property,
  less current portion............................   1,976,158     2,120,485
                                                   ------------  ------------
Total liabilities.................................   4,020,786     4,044,991
Partners' capital (Notes 1, 3 and 4):              ------------  ------------
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,285.65 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  17,155,873    16,617,196
    Cumulative distributions...................... (27,526,327)  (26,968,821)
                                                   ------------  ------------
                                                    18,078,991    18,097,820
                                                   ------------  ------------
Total Partners' capital...........................  18,042,748    18,061,577
                                                   ------------  ------------
Total liabilities and Partners' capital........... $22,063,534    22,106,568
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
Income:                                                ----          ----
  Rental income (Notes 1 and 2)................... $   511,917       524,402
  Additional rental income........................      15,310        16,157
  Interest income.................................     166,650       182,717
  Other income....................................       2,341          -
                                                   ------------  ------------
                                                       696,218       723,276
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       2,184         3,200
  Professional services to non-affiliates.........      32,941        29,350
  General and administrative expenses to
    Affiliates....................................       7,557         8,710
  General and administrative expenses to
    non-affiliates................................      15,127        15,519
  Property operating expenses to Affiliates.......       9,609         8,886
  Property operating expenses to non-affiliates...      67,216        62,160
  Interest expense to non-affiliates..............      36,125        37,130
  Depreciation....................................     125,926       125,926
  Amortization....................................       6,414         6,414
                                                   ------------  ------------
                                                       303,099       297,295
                                                   ------------  ------------
Operating income..................................     393,119       425,981
Gain on sale of investment property...............     145,558         5,183
                                                   ------------  ------------
Net income........................................ $   538,677       431,164
                                                   ============  ============

Net income allocated to:
  General Partner.................................        -             -
  Limited Partners................................     538,677       431,164
                                                   ------------  ------------
Net income........................................ $   538,677       431,164
                                                   ============  ============

Net income per Unit allocated to Limited Partners
  per weighted average Limited Partnership Units
  of 59,285.65.................................... $      9.09          7.27
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)


                                                       1999          1998
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   538,677       431,164
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........    (145,558)       (5,183)
    Depreciation..................................     125,926       125,926
    Amortization..................................       6,414         6,414
    Changes in assets and liabilities:
      Accounts and rents receivable...............      (5,992)      (18,505)
      Mortgage interest receivable................       2,667           447
      Other current assets........................        (496)       (7,199)
      Deferred rent receivable....................      12,011         6,715
      Accounts payable and accrued expenses.......      29,964         9,382
      Accrued real estate taxes...................      16,307        15,804
      Due to Affiliates...........................       1,059         8,485
      Unearned income.............................      36,901        42,784
                                                   ------------  ------------
Net cash provided by operating activities.........     617,880       616,234
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments received on mortgage
    loans receivable..............................     483,669        18,784
                                                   ------------  ------------
Net cash provided by investing activities.........     483,669        18,784
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................    (557,505)     (577,232)
  Deposits held for others........................      47,894        28,781
  Principal payments of long-term debt............     (10,773)       (9,777)
                                                   ------------  ------------
Net cash used in financing activities.............    (520,384)     (558,228)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     581,165        76,790
Cash and cash equivalents at beginning of period..     681,003     1,090,891
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,262,168     1,167,681
                                                   ============  ============


Cash paid for interest............................ $    36,212        37,209
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. The Partnership has not recognized any such impairment.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


Offering costs have been offset against the Limited Partners' capital accounts.

Depreciation expense is computed using the straight-line method. Depreciation of buildings and improvements are based upon estimated useful lives of 30 to 40 years, while depreciation of furniture and fixtures are based upon estimated useful lives of 5 to 12 years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives. Tenant improvements are depreciated over the related lease term.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,262,000 and $681,000 at March 31, 1999 and December 31, 1998, respectively, of which approximately $140,000 and $92,300, respectively, is included in cash and cash equivalents for the payment of real estate taxes for Douglas and Hillside Living Centers.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $12,011 and $6,715 for 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $389,194 and $401,205 in related deferred rent receivable as of March 31, 1999 and December 31, 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $1,531 and $472 was unpaid at March 31, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $9,609 and $8,886 for the three months ended March 31, 1999 and 1998.

(4) Subsequent Events

During April 1999, the Partnership paid a distribution of $192,030 to the Limited Partners.

On April 13, 1999, the Partnership received prepayment on one of the remaining thirty mortgage loans receivable in the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. The Partnership intends to use the repayment proceeds from this prepayment totaling $227,009 for distributions and working capital requirements.

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to the existing 9.75% interest rate on the original loan. The replacement loan requires monthly interest only payments of $15,489 and will mature on April 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of March 31, 1999, cumulative distributions to Limited Partners totaled $27,526,327, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of  March  31,  1999,  the  Partnership  had  cash  and  cash equivalents of
$1,262,168, which includes approximately $140,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. For the quarter ended March 31, 1999, the Partnership received prepayments on two of the thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaling $471,352 is also included in cash and cash equivalents at March 31, 1999. The Partnership intends to use such funds for distributions and working capital requirements.

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

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to the existing 9.75% interest rate on the original loan. The replacement loan will require monthly interest only payments and will mature on April 30, 2004. The Partnership intends to use such funds for distributins and working capital requirements.

Results of Operations

As of March 31, 1999, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

For the quarter ended March 31, 1999, the Partnership received prepayments on two of the thirty-two remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

Rental and additional income decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in occupancy at McHenry Plaza. As of March 31, 1999, approximately 11,949 square feet, representing 21% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Interest income decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to decreases in interest income on the mortgage loans receivable as a result of prepayments and due to a decrease in interest rates on investments.

Professional services to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in legal services. This increase was partially offset by a decrease in accounting services.

Property operating expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in repair and maintenance expenses at McHenry Plaza Shopping Center.

The gain on the sale of investment property recorded for the three months ended March 31, 1999 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The increase in the gain on the sale of investment property for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, is due to the recognition of $140,987 of deferred gain from the prepayment of two of the thirty-two mortgage loans receivable.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1998 and 1999:

                                    1998                        1999
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               81%   81%   81%   79%       79%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%      100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%
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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 were approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.



                          PART II - Other Information

Items 1 through 5(b) are omitted because of the absence of conditions under which they are required.

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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 13, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 13, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 13, 1999