Form 10-Q
period 1999-06-30
INLANDS MONTHLY INCOME FUND L P
filed 1999-08-11
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------


                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   774,671       681,003
  Accounts and rents receivable...................      36,279        35,664
  Mortgage interest receivable....................      46,487        56,681
  Current portion of mortgage loans receivable....      69,677        79,187
  Current portion of deferred rent receivable.....       4,818         4,818
  Other assets....................................         395         2,670
                                                   ------------  ------------
Total current assets..............................     932,327       860,023
                                                   ------------  ------------
Investment properties (including acquisition fees
    paid to Affiliates of $1,738,621) (Note 1):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       775,947
                                                   ------------  ------------
                                                    19,041,247    19,041,247
  Less accumulated depreciation...................   5,774,761     5,522,909
                                                   ------------  ------------
Net investment properties.........................  13,266,486    13,518,338
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   6,009,501     7,184,451
  Deferred loan fees (net of accumulated
    amortization of $48,142 and $32,019 at
    June 30, 1999 and December 31, 1998,
    respectively) (Note 1)........................      53,768        14,269
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $221,802 and $211,287 at
    June 30, 1999 and December 31, 1998,
    respectively) (Note 1)........................     122,585       133,100
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     368,904       396,387
                                                   ------------  ------------
Total other assets................................   6,554,758     7,728,207
                                                   ------------  ------------
Total assets...................................... $20,753,571    22,106,568
                                                   ============  ============





                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $      -           13,556
  Accrued real estate taxes.......................      65,329        62,125
  Distributions payable (Note 5)..................     172,028       192,030
  Due to Affiliates (Note 3)......................       5,100           472
  Deposits held for others........................     173,703       102,479
  Prepaid rent....................................      50,703          -
  Current portion of long-term debt...............        -           44,709
  Current portion of deferred gain on sale of
    investment property...........................      17,035        19,514
                                                   ------------  ------------
Total current liabilities.........................     483,898       434,885

Deferred loan fees................................      34,768        45,123
Long-term debt, less current portion (Note 4).....   2,500,000     1,444,498
Deferred gain on sale of investment property,
  less current portion............................   1,841,620     2,120,485
                                                   ------------  ------------
Total liabilities.................................   4,860,286     4,044,991
                                                   ------------  ------------
Partners' capital (Notes 1 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  17,658,993    16,617,196
    Cumulative distributions...................... (30,178,910)  (26,968,821)
                                                   ------------  ------------
                                                    15,929,528    18,097,820
                                                   ------------  ------------
Total Partners' capital...........................  15,893,285    19,061,577
                                                   ------------  ------------
Total liabilities and Partners' capital........... $20,753,571    22,106,568
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1999       1998       1999      1998
Income:                                ----       ----       ----      ----
  Rental income (Notes 1 and 2).... $ 507,823    517,799  1,019,740 1,042,201
  Additional rental income.........     4,326     13,126     19,636    29,283
  Interest income..................   162,176    183,361    328,826   366,078
  Other income.....................     6,854      2,251      9,175     2,251
                                    ---------- ---------- ---------- ----------
                                      681,179    716,537  1,377,397 1,439,813
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     5,210      3,420      7,394     6,620
  Professional services to
    non-affiliates.................     2,398       -        35,339    29,350
  General and administrative
    expenses to Affiliates.........    13,400      9,219     20,957    17,929
  General and administrative
    expenses to non-affiliates.....    20,599      5,690     35,726    21,209
  Property operating expenses to
    Affiliates.....................     9,365      8,982     18,974    17,868
  Property operating expenses to
    non-affiliates.................    60,383     43,497    127,599   105,657
  Interest expense to
    non-affiliates.................    56,340     36,888     92,465    74,018
  Depreciation.....................   125,926    125,926    251,852   251,852
  Amortization.....................    20,224      6,415     26,638    12,829
                                    ---------- ---------- ---------- ----------
                                      313,845    240,037    616,944   537,332
                                    ---------- ---------- ---------- ----------
Operating income...................   367,334     476,500   760,453   902,481
Gain on sale of investment property   135,786     70,159    281,344    75,342
                                    ---------- ---------- ---------- ----------
Net income......................... $ 503,120    546,659  1,041,797   977,823
                                    ========== ========== ========= =========
Net income allocated to:
  General Partner..................      -          -          -         -
  Limited Partners.................   503,120    546,659  1,041,797   977,832
                                    ---------- ---------- ---------- ----------
Net income......................... $ 503,120    546,659  1,041,797   977,832
                                    ========== ========== ========= =========
Net income per weighted average
  Limited Partner Units of
  59,285.65........................ $    8.48       9.22      17.57     16.49
                                    ========== ========== ========= =========

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1999 and 1998
                                  (unaudited)


                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $ 1,041,796       977,823
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........    (281,344)      (75,342)
    Depreciation..................................     251,852       251,852
    Amortization..................................      26,638        12,829
    Changes in assets and liabilities:
      Accounts and rents receivable...............         615       (28,791)
      Mortgage interest receivable................       1,660           109
      Other current assets........................      10,194         2,678
      Deferred rent receivable....................      (2,275)       15,055
      Accounts payable and accrued expenses.......      27,483         5,178
      Accrued real estate taxes...................      37,147           282
      Due to Affiliates...........................       3,204           285
      Unearned income.............................     (10,355)       35,598
                                                   ------------  ------------
Net cash provided by operating activities.........   1,184,127     1,197,556
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments received on mortgage
    loans receivable..............................   1,184,460       262,255
                                                   ------------  ------------
Net cash provided by investing activities.........   1,184,460       262,255
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (3,230,090)   (1,167,289)
  Deposits held for others........................      71,224        25,728
  Principal payments of long-term debt............  (1,489,207)      (19,795)
  Loan proceeds...................................   2,500,000          -
  Loan fees.......................................     (55,622)         -
                                                   ------------  ------------
Net cash used in financing activities.............  (2,274,919)   (1,161,356)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      93,668       298,455
Cash and cash equivalents at beginning of period..     681,003     1,090,891
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   774,671     1,389,346
                                                   ============  ============

Supplemental disclosure of non-cash investing activities:

Cash paid for interest............................ $   104,565        74,178
                                                   ============  ============


                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1999
                                  (unaudited)


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

                                 June 30, 1999
                                  (unaudited)

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $774,000 and $681,000 at June 30, 1999 and December 31, 1998, respectively, of which approximately $163,500 and $92,300, respectively, is included in cash and cash equivalents for the payment of real estate taxes for Douglas and Hillside Living Centers.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

Deferred leasing fees are amortized on a straight-line basis over the term of the related lease.

At June 30, 1999, the fair market value of the mortgage loans receivable approximated their carrying values.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $27,483 and $15,055 for 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $373,722 and $401,205 in related deferred rent receivable as of June 30, 1999 and December 31, 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,100 and $472 was unpaid at June 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $18,974 and $17,866 for the six months ended June 30, 1999 and 1998.

(4) Long-Term Debt

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to an interest rate of 9.75% on the original loan. The replacement loan will require monthly interest only payments and will mature on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999. At June 30, 1999, the fair market value of the mortgage loan payable approximated its carrying value.

(5) Subsequent Events

During July 1999, the Partnership paid a distribution of $172,028 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of June 30, 1999, cumulative distributions to Limited Partners totaled $30,178,910, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 1999, the Partnership had cash and cash equivalents of $774,671, which includes approximately $163,500 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since December 1998, the Partnership received prepayments on five of the thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaled approximately $1,165,000. A portion of these repayment proceeds was included in the distribution to the limited partners on June 10, 1999. The Partnership intends to use the remaining balance of such funds for future distributions and working capital requirements.

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

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to the interest rate of 9.75% on the original loan. The replacement loan will require monthly interest only payments and will mature on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999.

Results of Operations

As of June 30, 1999, the Partnership owned six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Since December, 1998, the Partnership received prepayments on five of the thirty-two remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

Rental and additional income decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in occupancy at McHenry Plaza. As of June 30, 1999, approximately 11,949 square feet, representing 21% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Interest income decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to decreases in interest income on the mortgage loans receivable as a result of prepayments and due to a decrease in interest rates on investments.

Professional services to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in legal services relating to the refinance. This increase was partially offset by a decrease in accounting services.

General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in state taxes paid.

Property operating expenses to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in repair and maintenance expenses at McHenry Plaza Shopping Center.

The gain on the sale of investment property recorded for the six months ended June 30, 1999 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The increase in the gain on the sale of investment property for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, is due to the recognition of $281,344 of deferred gain from the prepayment of five of the thirty-two mortgage loans receivable.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1998 and 1999:

                                    1998                        1999
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               81%   81%   81%   79%       79%   79%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%  100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%  100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%  100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%      100%  100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%  100%
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

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are ongoing, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse tenant base.

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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1999