Form 10-Q
period 1999-09-30
INLANDS MONTHLY INCOME FUND L P
filed 1999-11-12
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   762,318       681,003
  Accounts and rents receivable...................      39,886        35,664
  Mortgage interest receivable....................      52,190        56,681
  Current portion of mortgage loans receivable....      71,819        79,187
  Current portion of deferred rent receivable.....       4,818         4,818
  Other assets....................................       2,094         2,670
                                                   ------------  ------------
Total current assets..............................     933,125       860,023
                                                   ------------  ------------
Investment properties (including acquisition fees
    paid to Affiliates of $1,738,621) (Note 1):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,592,680    15,592,680
  Tenant improvements.............................     775,947       775,947
                                                   ------------  ------------
                                                    19,041,247    19,041,247
  Less accumulated depreciation...................   5,900,687     5,522,909
                                                   ------------  ------------
Net investment properties.........................  13,140,560    13,518,338
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   5,991,181     7,184,451
  Deferred loan fees (net of accumulated
    amortization of $50,923 and $32,019 at
    September 30, 1999 and December 31, 1998,
    respectively) (Note 1)........................      50,987        14,269
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $227,059 and $211,287 at
    September 30, 1999 and December 31, 1998,
    respectively) (Note 1)........................     117,328       133,100
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     354,053       396,387
                                                   ------------  ------------
Total other assets................................   6,513,549     7,728,207
                                                   ------------  ------------
Total assets...................................... $20,587,234    22,106,568
                                                   ============  ============





                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $       142        13,556
  Accrued real estate taxes.......................      51,571        62,125
  Distributions payable (Note 5)..................     172,028       192,030
  Due to Affiliates (Note 3)......................       7,039           472
  Deposits held for others........................     142,316       102,479
  Prepaid rent....................................      47,872          -
  Current portion of long-term debt...............        -           44,709
  Current portion of deferred gain on sale of
    investment property...........................      17,035        19,514
                                                   ------------  ------------
Total current liabilities.........................     438,003       434,885

Deferred loan fees................................      33,189        45,123
Long-term debt, less current portion (Note 4).....   2,500,000     1,444,498
Deferred gain on sale of investment property,
  less current portion............................   1,837,361     2,120,485
                                                   ------------  ------------
Total liabilities.................................   4,808,553     4,044,991
                                                   ------------  ------------
Partners' capital (Notes 1 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,286 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  18,069,253    16,617,196
    Cumulative distributions...................... (30,703,774)  (26,968,821)
                                                   ------------  ------------
                                                    15,814,924    18,097,820
                                                   ------------  ------------
Total Partners' capital...........................  15,778,681    18,061,577
                                                   ------------  ------------
Total liabilities and Partners' capital........... $20,587,234    22,106,568
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)

                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1999       1998       1999      1998
Income:                                ----       ----       ----      ----
  Rental income (Notes 1 and 2).... $ 494,097    501,474  1,513,837 1,543,675
  Additional rental income.........     8,911     32,096     28,547    61,379
  Interest income..................   140,789    182,435    469,615   548,513
  Other income.....................      -         2,240      9,175     4,491
                                    ---------- ---------- --------- ---------
                                      643,797    718,245  2,021,174 2,158,058
Expenses:                           ---------- ---------- --------- ---------
  Professional services to
    Affiliates.....................     2,792      3,564     10,186    10,184
  Professional services to
    non-affiliates.................      -          -        35,339    29,349
  General and administrative
    expenses to Affiliates.........     6,345      8,230     27,302    26,160
  General and administrative
    expenses to non-affiliates.....     3,854      1,002     39,580    22,211
  Property operating expenses to
    Affiliates.....................     7,755      9,604     26,729    27,472
  Property operating expenses to
    non-affiliates.................    38,534     29,102    166,133   134,759
  Interest expense to
    non-affiliates.................    44,531     36,639    136,996   110,657
  Depreciation.....................   125,926    125,926    377,778   377,778
  Amortization.....................     8,039      6,415     34,677    19,244
                                    ---------- ---------- --------- ---------
                                      237,776    220,482    854,720   757,814
                                    ---------- ---------- --------- ---------
Operating income...................   406,021    497,763  1,166,454 1,400,244
Gain on sale of investment
  property.........................     4,259     69,768    285,603   145,110
                                    ---------- ---------- --------- ---------
Net income......................... $ 410,280    567,531  1,452,057 1,545,354
                                    ========== ========== ========= ==========
Net income allocated to:
  General Partner..................      -          -          -         -
  Limited Partners.................   410,280    567,531  1,452,057 1,545,354
                                    ---------- ---------- --------- ---------
Net income......................... $ 410,280    567,531  1,452,057 1,545,354
                                    ========== ========== ========= ==========
Net income per weighted average
  Limited Partner Units of
  59,285.65........................ $    6.92       9.57      24.49     26.07
                                    ========== ========== ========= ==========

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                                       1999          1998
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $ 1,452,057     1,545,354
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........    (285,603)     (145,110)
    Depreciation..................................     377,778       377,778
    Amortization..................................      34,676        19,244
    Changes in assets and liabilities:
      Accounts and rents receivable...............      (4,222)      (21,008)
      Mortgage interest receivable................       4,491          (482)
      Other current assets........................         576          (895)
      Deferred rent receivable....................      42,334        24,727
      Accounts payable and accrued expenses.......     (13,414)        1,153
      Accrued real estate taxes...................     (10,554)      (14,742)
      Due to Affiliates...........................       6,567         6,885
      Unearned income.............................      35,938        32,322
                                                   ------------  ------------
Net cash provided by operating activities.........   1,640,624     1,825,226
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments received on mortgage
    loans receivable..............................   1,200,638       504,905
                                                   ------------  ------------
Net cash provided by investing activities.........   1,200,638       504,905
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (3,754,955)   (1,757,347)
  Deposits held for others........................      39,837       (39,272)
  Principal payments of long-term debt............  (1,489,207)      (30,057)
  Loan proceeds...................................   2,500,000          -
  Loan fees.......................................     (55,622)         -
                                                   ------------  ------------
Net cash used in financing activities.............  (2,759,947)   (1,826,676)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      81,315       503,455
Cash and cash equivalents at beginning of period..     681,003     1,090,891
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   762,318     1,594,346
                                                   ============  ============

Supplemental disclosure of non-cash investing activities:

  Cash paid for interest.......................... $   149,096       110,901
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1999
                                  (unaudited)


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                              September 30, 1999
                                  (unaudited)

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $762,000 and $681,000 at September 30, 1999 and December 31, 1998, respectively, of which approximately $130,100 and $92,300, respectively, is included in cash and cash equivalents for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $42,334 and $24,727 for 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $358,871 and $401,205 in related deferred rent receivable as of September 30, 1999 and December 31, 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,039 and $472 was unpaid at September 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $26,729 and $27,472 for the nine months ended September 30, 1999 and 1998.

(4) Long-Term Debt

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to an interest rate of 9.75% on the original loan. The replacement loan will require monthly interest only payments and will mature on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999. At September 30, 1999, the fair market value of the mortgage loan payable approximated its carrying value.

(5) Subsequent Events

During October 1999, the Partnership paid a distribution of $172,028 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of September 30, 1999, cumulative distributions to Limited Partners totaled $30,703,774, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 1999, the Partnership had cash and cash equivalents of $762,318, which includes approximately $130,100 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since December 1998, the Partnership received prepayments on five of the thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaled approximately $1,165,000. A portion of these repayment proceeds was included in the distribution to the limited partners on June 10, 1999. The Partnership intends to use the remaining balance of such funds for future distributions and working capital requirements.

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

Results of Operations

As of September 30, 1999, the Partnership owned six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Since December, 1998, the Partnership received prepayments on five of the thirty-two remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

Rental and additional income decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in occupancy and rent abatements at McHenry Plaza. As of September 30, 1999, approximately 20,218 square feet, representing 36% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Interest income decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to decreases in interest income on the mortgage loans receivable as a result of prepayments and due to a decrease in interest rates on investments.

Professional services to non-affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to an increase in legal services relating to the refinance. This increase was partially offset by a decrease in accounting services.

General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to an increase in state taxes paid.

Property operating expenses to non-affiliates increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to an increase in repair and maintenance expenses at McHenry Plaza Shopping Center.

The gain on the sale of investment property recorded for the nine months ended September 30, 1999 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The increase in the gain on the sale of investment property for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is due to the recognition of $281,344 of deferred gain from the prepayment of five of the thirty-two mortgage loans receivable. None of these sales occurred in the three months ended September 30, 1999.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1998 and 1999:

                                    1998                        1999
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
McHenry Plaza               81%   81%   81%   79%       79%   79%   79%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%  100%  100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%  100%  100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%  100%  100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%      100%  100%  100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%  100%  100%
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

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership has evaluated its potential exposure and costs if such non-information technology systems are not year 2000 compliant and does not expect any costs or exposure to be material.

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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 costs are not expected to be significant.

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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1999


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: November 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1999