Form 10-K
period 1999-12-31
INLANDS MONTHLY INCOME FUND L P
filed 2000-03-23
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

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

  Item 7(a) Quantitative and Qualitative Disclosures About Market Risk.... 12

  Item 8.   Financial Statements and Supplementary Data................... 13

  Item 9.   Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure........................... 33


                                   Part III
                                   --------
  Item 10.  Directors and Executive Officers of the Registrant............ 33

  Item 11.  Executive Compensation ....................................... 38

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

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

   Property and Location            Square Feet          Date of Purchase
---------------------------      ------------------    -------------------
McHenry Plaza (b)                      56,643                10/19/87
Shopping Center
McHenry, Illinois

Douglas Nursing Home                   65,661                01/13/88
Living and Retirement Center
Mattoon, Illinois

Hillside Nursing Home (c)              21,565                01/29/88
Living Center                                          (1 of 3 adj. lots
Yorkville, Illinois                                     sold 09/12/97)

Scandinavian Health Spa, Inc.          26,040                04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace (c)                186,720                06/24/88
Condominiums Complex               (228 Units)           (sold during
Schaumburg, Illinois                                      1994 & 1995)

Wal-Mart - Duncan (b)                  68,907                08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul (b)                 65,930                08/05/88
Department Store
Rantoul, Illinois

(a) Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

(b) Reference is made to Notes 4 and 7 of the Notes to Financial Statements (Item 8 of this Annual Report) for the current outstanding principal balance and a description of the long-term mortgage indebtedness.

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 29%, 13% and 18%, respectively of the Partnerships income for the year ended December 31, 1999, approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1998, and approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1997.

The Partnership has utilized its offering proceeds to acquire properties. The leases at certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts. The Partnership's receipt of such amounts will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

The Partnership had no employees during 1999.

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

                               1999      1998      1997      1996      1995
                               ----      ----      ----      ----      ----
  McHenry Plaza                 89%       79%       68%       69%       86%
  McHenry, Illinois

  Douglas Nursing Home         100%      100%      100%      100%      100%
  Mattoon, Illinois

  Hillside Nursing Home        100%      100%      100%      100%      100%
  Yorkville, Illinois

  Scandinavian Health          100%      100%      100%      100%      100%
  Westlake, Ohio

  Wal-Mart - Duncan            100%      100%      100%      100%      100%
  Duncan, Oklahoma

  Wal-Mart - Rantoul           100%      100%      100%      100%      100%
  Rantoul, Illinois

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

                               1999      1998      1997      1996      1995
                               ----      ----      ----      ----      ----
  McHenry Plaza              $  7.10      6.90      5.40      5.22      6.21
  McHenry, Illinois

  Douglas Nursing Home          6.94      6.79      6.46      6.46      6.46
  Mattoon, Illinois

  Hillside Nursing Home        18.90     18.50     17.59     17.59     17.59
  Yorkville, Illinois

  Scandinavian Health          13.79     13.79     13.79     13.79     13.79
  Westlake, Ohio

  Wal-Mart - Duncan             3.87      3.83      3.90      3.90      3.90
  Duncan, Oklahoma

  Wal-Mart - Rantoul            3.53      3.49      3.57      3.57      3.57
  Rantoul, Illinois



The following tables set  forth  certain  information  with  respect  to  the  amount  and  expiration of leases for the
Partnership's investment properties:

                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                   --------   --------------       ---------        ------------   -------------

Scandinavian Health Spa
    Scandinavian Health
    Spa, Inc.                           26,040      12/2004           2/5 years         $359,094         $13.79

Douglas Living Center
    Elite                               65,661       1/2006 (A)       1/5 years          455,714           6.94

Hillside Living Center
    Elite                               21,565       1/2006 (A)       1/5 years          407,668          18.90

Duncan Walmart
    Wal-mart Stores, Inc.               68,907       1/2014           5/5 years          266,440           3.87

Rantoul Walmart
    Wal-mart Stores, Inc.               65,930       1/2014           5/5 years          232,999           3.53

McHenry Plaza
    Walgreens                           14,682      04/2030             None             136,353           9.29
    Spot Amusements, Inc.                8,269       8/2004             None              34,861           4.22
    Northern Federal Bank                3,420       3/2001           1/5 years           47,520          13.89
    Northern Federal Bank                  425       3/2001           1/5 years           27,500          64.71
    Don Robert Beauty School             3,000       9/2000             None              34,245          11.42
    Merit Medical                        4,344      Monthly             None              15,204           3.50
    Tacos El Norte                       1,252       4/2000           1/5 years           13,563          10.83
    Race World                           7,552       4/2002           1/3 years           38,600           5.11
    Race World                           4,590       4/2002             None              13,770           3.00
    Dinh Vo                              1,750       3/2001           1/2 years           15,525           8.87
    E-Z Tan                              1,200       3/2005             None              25,000          20.83
    Vacant                               6,159

(A) As of January 28, 2000, the lessee exercised its right  to  extend the lease term for a period of five years through
    February 1, 2006









                                                          -6-



                                      -6-



                      Approx.        Annual               Annual Base  % of Total   % of Annual
         Number   Gross Leasable      Base      Total      Rent Per       GLA        Base Rent
  Year     of     Area ("GLA") of   Rent of    Annual    Sq. Ft Under  Represented  Represented
Ending   Leases   Expiring Leases   Expiring    Base       Expiring    By Expiring  By Expiring
Dec 31, Expiring   (square feet)     Leases     Rent(1)    Leases        Leases       Leases
------- -------- ----------------- ---------- ---------- ------------ ------------ ------------
 2000       2           4,252      $  40,029  $2,120,539 $    9.41         1.40        1.89

 2001       3           5,595         70,796   2,088,692     12.65         1.84        3.39

 2002       2          12,142         57,553   2,042,806      4.74         3.98        2.82

 2003       -            -              -      2,010,383       -            -           -

 2004       2          34,309        398,619   2,033,321      11.62        11.26      19.60

 2005       1           1,200         30,000   1,656,598      25.00          .39       1.81

 2006       2          87,226        992,631   1,628,423      11.38        28.62      60.96

 2007       -            -              -        635,792       -            -           -

 2008       -            -              -        650,091       -            -           -

 2009       -            -              -        674,210       -            -           -



(1) No assumptions have been made regarding the  releasing  of  expired  leases.    It is the opinion of the General
    Partner that the space will be released at market rates.

(2) As of January 28, 2000, the lessee exercised its right to extend the lease term for a period of five years.













                                                        -7-

Item 3. Legal Proceedings

The Partnership was not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1999.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1999, there were 2,063 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

                 (not covered by Independent Auditors' Report)


                           1999        1998       1997       1996       1995
                           ----        ----       ----       ----       ----
Total assets........... $20,543,158 22,106,568 23,610,290 24,276,313 24,905,111
                        =========== ========== ========== ========== ==========

Long-term debt, less
  current portion...... $ 2,500,000  1,444,498  1,489,207  1,529,779  1,566,596
                        =========== ========== ========== ========== ==========

Total income........... $ 2,710,052  2,866,795  2,818,725  2,766,451  2,973,283
                        =========== ========== ========== ========== ==========

Net income............. $ 2,161,095  2,035,534  2,038,928  1,869,732  1,923,281
                        =========== ========== ========== ========== ==========
Net income per the
  one General Partner
  Unit................. $      -          -          -          -          -
                        =========== ========== ========== ========== ==========
Net income allocated per
  Limited Partnership
  Unit (b)............. $     36.45      34.33      34.39      31.54      32.44
                        =========== ========== ========== ========== ==========
Distributions to
  Limited Partners (c). $ 4,262,501  3,327,626  2,416,710  2,347,018  2,672,357
                        =========== ========== ========== ========== ==========

Distributions to Limited
  Partners per Unit (b) $     71.90      56.13      40.76      39.59      45.08
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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of December 31, 1999, cumulative distributions to Limited Partners totaled $31,231,322, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1999, the Partnership had cash and cash equivalents of $1,299,088, which includes approximately $177,600 for the payment of real estate taxes for Douglas and Hillside Living Centers. During 1999, the Partnership received prepayments on eight of the thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaled $1,827,832. A portion of these repayment proceeds were included in the distributions to the limited partners on June 10, 1999 and February 10, 2000. The Partnership intends to use the remaining funds for future distributions and for working capital requirements.

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

Results of Operations

As of December 31, 1999, the Partnership owns six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997.

The gain on the sale of investment property recorded for the years ended December 31, 1999, 1998 and 1997 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. Additionally, for the year ended December 31, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center resulting in a gain of $14,805. Reference is made to Note 5 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of Partnership's investment property.

Rental income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to lower occupancy levels in the first quarter of 1999 at McHenry Plaza and renegotiated monthly rental payments for lesser amounts in the first half of the year. Rental income for the Partnership increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to the occupancy increase at McHenry Shopping Plaza. As of December 31, 1999, approximately 6,159 square feet representing 11% of the total space at the center remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Interest income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income, as less funds were available for investing since the $2,100,000 return of capital distribution on June 10, 1999. Interest income decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable. The decrease in third party mortgage interest income had been partially offset by an increase in investment income due to holding the prepayment proceeds until November 10, 1998 when the $1,000,000 return of capital was distributed to the limited partners.

Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to a decrease in accounting fees paid to Affiliates. Professional services to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998 and 1997, due to an increase in legal services relating to the refinancing of the long-term debt and an increase in accounting fees paid to non-affiliates.

General and administrative expenses to Affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in data processing services. General and administrative expenses to Affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to an increase in investor services. General and administrative expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in state taxes paid. General and administrative expenses to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to decreases in messenger and postage expenses and marketing expenses.

Property operating expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to increases in repairs and maintenance and grounds maintenance for McHenry Plaza Shopping Center. Property operating expenses to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to the decrease in various expense items, such as repairs and maintenance, ground maintenance, painting and decorating, and utilities, partially offset by an increase in common area maintenance.

Year 2000 Issues

As part of it's year 2000 readiness plan, the Partnership had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Partnership has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.

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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data




                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)



                                     Index
                                                                        Page
                                                                        ----
Independent Auditors' Report...........................................  14

Financial Statements:

  Balance Sheets, December 31, 1999 and 1998...........................  15

  Statements of Operations, for the years ended
    December 31, 1999, 1998 and 1997...................................  17

  Statements of Partners' Capital, for the years ended
    December 31, 1999, 1998 and 1997...................................  19

  Statements of Cash Flows, for the years ended
    December 31, 1999, 1998 and 1997...................................  20

  Notes to Financial Statements........................................  22

Real Estate and Accumulated Depreciation (Schedule III)................  31

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 28, 2000
(February 10, 2000 as to Note 8)

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1999 and 1998


                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,299,088       681,003
  Accounts and rents receivable...................      31,130        35,664
  Mortgage interest receivable....................      41,884        56,681
  Current portion of mortgage loans receivable....      64,776        79,187
  Current portion of deferred rent receivable.....       4,818         4,818
  Other assets....................................       2,190         2,670
                                                   ------------  ------------
Total current assets..............................   1,443,886       860,023
                                                   ------------  ------------
Investment properties (including acquisition
    fees paid to Affiliates of $1,736,163)
    (Notes 1, 4 and 5):
  Land............................................   2,672,620     2,672,620
  Buildings and improvements......................  15,876,969    15,592,680
  Tenant improvements.............................     793,112       775,947
                                                   ------------  ------------
                                                    19,342,701    19,041,247
  Less accumulated depreciation...................   6,044,601     5,522,909
                                                   ------------  ------------
Net investment properties.........................  13,298,100    13,518,338
                                                   ------------  ------------
Other assets:
  Mortgage loans receivable, less current portion.   5,302,485     7,184,451
  Deferred loan fees (net of accumulated
    amortization of $50,704 and $32,019 at
    December 31, 1999 and 1998, respectively)
    (Note 1)......................................      48,206        14,269
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $232,317 and $211,287 at
    December 31, 1999 and 1998, respectively)
    (Notes 1 and 6)...............................     112,070       133,100
  Deferred rent receivable, less current portion
    (Notes 1 and 6)...............................     338,411       396,387
                                                   ------------  ------------
Total other assets................................   5,801,172     7,728,207
                                                   ------------  ------------
Total assets...................................... $20,543,158    22,106,568
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1999 and 1998


                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $       467        13,556
  Accrued real estate taxes.......................      63,421        62,125
  Distributions payable (Note 8)..................     177,761       192,030
  Due to Affiliates (Note 3)......................         878           472
  Deposits held for others........................     189,875       102,479
  Other liabilities...............................      47,980          -
  Current portion of long-term debt (Note 7)......        -           44,709
  Current portion of deferred gain on sale of
    investment property...........................      14,583        19,514
                                                   ------------  ------------
Total current liabilities.........................     494,965       434,885

Deferred loan fees (Note 1).......................      28,080        45,123
Long-term debt, less current portion (Note 7).....   2,500,000     1,444,498
Deferred gain on sale of investment property,
  less current portion (Note 5)...................   1,559,942     2,120,485
                                                   ------------  ------------
Total liabilities.................................   4,582,987     4,044,991
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............   2,095,863     2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)   (2,095,863)
    Cumulative net loss...........................     (36,743)      (36,743)
                                                   ------------  ------------
                                                       (36,243)      (36,243)
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 60,000 Units,
      59,285.65 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582    26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863     2,095,863
    Cumulative net income.........................  18,778,291    16,617,196
    Cumulative distributions...................... (31,231,322)  (26,968,821)
                                                   ------------  ------------
                                                    15,996,414    18,097,820
                                                   ------------  ------------
Total Partners' capital...........................  15,960,171    18,061,577
                                                   ------------  ------------
Total liabilities and Partners' capital........... $20,543,158    22,106,568
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
                                         ----          ----          ----
Income:
  Rental income (Notes 1 and 6)..... $ 2,028,678     2,057,364     1,972,875
  Additional rental income..........      48,036        49,719        43,961
  Interest income...................     610,257       719,033       780,436
  Other income......................      23,081        40,679        21,453
                                     ------------  ------------  ------------
                                       2,710,052     2,866,795     2,818,725
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       9,714        13,096        13,889
  Professional services to
    non-affiliates..................      40,631        29,350        28,515
  General and administrative
    expenses to Affiliates..........      38,579        34,915        29,432
  General and administrative
    expenses to non-affiliates......      43,671        22,236        30,567
  Property operating expenses to
    Affiliates......................      36,430        36,194        33,038
  Property operating expenses
    to non-affiliates...............     199,472       169,206       187,053
  Interest expense to non-affiliates     181,527       147,042       150,828
  Depreciation......................     521,692       503,704       522,840
  Amortization......................      42,715        25,659        25,659
                                     ------------  ------------  ------------
                                       1,114,431       981,402     1,021,821
                                     ------------  ------------  ------------
Operating income....................   1,595,621     1,885,393     1,796,904
Gain on sale of investment
  property (Note 5).................     565,474       150,141       242,024
                                     ------------  ------------  ------------
Net income.......................... $ 2,161,095     2,035,534     2,038,928
                                     ============  ============  ============













                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $      -             -             -
  Limited Partners..................   2,161,095     2,035,534     2,038,928
                                     ------------  ------------  ------------
Net income.......................... $ 2,161,095     2,035,534     2,038,928
                                     ============  ============  ============

Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership
  Units of 59,285.65................ $     36.45         34.33         34.39
                                     ============  ============  ============

































                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1999, 1998 and 1997


                                        General       Limited
                                        Partner       Partners      Total
                                        -------       --------      -----
Balance (deficit) January 1, 1997... $   (36,243)   19,767,694    19,731,451

Net income (Note 2).................        -        2,038,928     2,038,928
Distributions to Limited Partners
  ($40.76 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (2,416,710)   (2,416,710)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1997.     (36,243)   19,389,912    19,353,669

Net income (Note 2).................        -        2,035,534     2,035,534
Distributions to Limited Partners
  ($56.13 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (3,327,626)   (3,327,626)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1998.     (36,243)   18,097,820    18,061,577

Net income (Note 2).................        -        2,161,095     2,161,095
Distributions to Limited Partners
  ($71.90 per weighted average of
  Limited Partnership Units
  of 59,285.65).....................        -       (4,262,501)   (4,262,501)
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1999. $   (36,243)   15,996,414    15,960,171
                                     ============  ============  ============



















                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 2,161,095     2,035,534     2,038,928
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
    Gain on sale of investment
      property......................    (565,474)     (150,141)     (242,024)
    Depreciation....................     521,692       503,704       522,840
    Amortization....................      42,715        25,659        25,659
    Changes in assets and liabilities:
      Accounts and rents receivable.       4,534         1,722        32,433
      Mortgage interest receivable..      14,797         4,053         9,525
      Other current assets..........         480           422           921
      Deferred rent receivable......      57,976        34,622        24,703
      Accounts payable and accrued
        expenses....................     (13,089)       (3,415)       (5,240)
      Accrued real estate taxes.....       1,296         1,767         1,244
      Due to Affiliates.............         406        (1,539)         (741)
      Deferred loan fees............     (17,043)      (10,530)      (13,611)
      Other liabilities.............      47,980          -             -
Net cash provided by operating       ------------  ------------  ------------
  activities........................   2,257,365     2,441,858     2,394,637
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment
    property........................        -             -           39,579
  Costs incurred relating to mortgage
    loans receivable................        -             -           (9,526)
  Principal payments received on
    mortgage loans receivable.......   1,896,377       523,652       784,810
  Capital expenditures..............    (301,454)         -          (26,500)
Net cash provided by investing       ------------  ------------  ------------
  activities........................   1,594,923       523,652       788,363
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Cash distributions................  (4,276,770)   (3,334,420)   (2,416,676)
  Deposits held for others..........      87,396          (406)        3,635
  Proceeds from refinancing of
    long-term debt..................   2,500,000          -             -
  Loan fees.........................     (55,622)         -             -
  Principal payments of long-term
    debt............................  (1,489,207)      (40,572)      (36,817)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (3,234,203)   (3,375,398)   (2,449,858)
                                     ------------  ------------  ------------

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
Net increase (decrease) in cash          ----          ----          ----
  and cash equivalents.............. $   618,085      (409,888)      733,142
Cash and cash equivalents at
  beginning of year.................     681,003     1,090,891       357,749
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $ 1,299,088       681,003     1,090,891
                                     ============  ============  ============



Cash paid for interest.............. $   193,626       147,371       151,127
                                     ============  ============  ============


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Reduction of investment in
    property........................ $      -             -           24,774
  Gain on sale......................        -             -           14,805
    Proceeds from sale of investment ------------  ------------  ------------
      property...................... $      -             -           39,579
                                     ============  ============  ============

















                See accompanying notes to financial statements

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1999, 1998 and 1997

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1999 and 1998, the Partnership has not recognized any such impairment.

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

                                       1999                      1998
                             ------------------------  ------------------------
                                             Tax                      Tax
                                GAAP         Basis        GAAP        Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ------------ ------------ ----------- ------------
Total assets................ $20,543,158   23,832,401  22,106,568   25,395,810

Partners' capital (deficit):
  General Partner...........     (36,243)     (30,924)    (36,243)     (31,365)
  Limited Partners..........  15,996,414   19,280,338  18,097,820   21,382,184

Net income (loss):
  General Partner...........        -             441        -          (3,533)
  Limited Partners..........   2,161,095    2,160,655   2,035,534    2,039,067

Net income per Limited
  Partnership Unit..........       36.45        36.44       34.33        34.39

The net income per Unit is based upon the weighted average number of Units of 59,285.65.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Partnership's mortgage is estimated to be $2,406,000. The Partnership estimates the fair value of is mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Partnership for similar debt instruments of comparable maturities by the Partnership's lenders.

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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the General Partner to fund the cumulative preferred return of 8% per annum for the three year period ended December 31, 1999. The cumulative amount of such Supplemental Capital Contributions at December 31, 1999 is $2,095,863.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $878 and $472 remained unpaid at December 31, 1999 and 1998, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $36,430, $36,194 and $33,038 for the years ended December 31, 1999, 1998 and 1997 respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 1999.


(4) Investment Properties

McHenry Plaza, McHenry, Illinois
--------------------------------
On October 19, 1987, the Partnership purchased a 56,943 square foot shopping center located in McHenry, Illinois from an Affiliate of the General Partner. The cost of this property to the Partnership was $1,967,200 which includes the purchase price of $1,776,000 and acquisition costs of $191,200. Subsequent to the purchase of this property, approximately $1,595,000, including leasing commissions, was expended to upgrade the property following the July 1989 termination of a lease with Duckwell-Alco Stores, Inc., the tenant which leased 94% of the space in the center at the time the Partnership purchased the property. This upgrade was financed by a line of credit secured by the Rantoul Wal-Mart. See Note 7 for further discussion of permanent financing obtained.

The major tenant at McHenry Plaza is a Walgreens drug store. Other tenants are Don Robert's Beauty School, Northern Federal Bank, Merit Medical Equipment, The Spot Amusements, a Mexican restaurant, a nail salon, Race World, a car racing hobby center, and a tanning salon. As of December 31, 1999, all store frontage space is leased and approximately 6,159 square feet of storage space, representing 11% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

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

Douglas Living and Retirement Center, Mattoon, Illinois
-------------------------------------------------------
On January 13, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consists of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional two five-year terms. See Note 8 for a discussion of the extension of the lease term. The current rent per annum is $455,714 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

Hillside Living Center, Yorkville, Illinois
-------------------------------------------
On January 29, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,870,000. The property consists of a two-story building with a total of 21,565 square feet. The total cost of this property to the Partnership was $3,195,713, which includes the purchase price of $2,870,000 and acquisition costs of $325,713. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional two five-year terms. See Note 8 for a discussion of the extension of the lease term. The current rent per annum is $407,668 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease. See Note 5 for a discussion on the sale of a portion of this property.

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

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
                                                 1999             1998
         Shopping Center:                        ----             ----
          Cost.............................. $ 3,833,252        3,531,798
          Less accumulated depreciation.....   1,462,404        1,330,614
                                             ------------     ------------
                                               2,370,848        2,201,184
                                             ------------     ------------
         Health and Tennis Club:
          Cost..............................   3,068,930        3,068,930
          Less accumulated depreciation.....     973,577          890,719
                                             ------------     ------------
                                               2,095,353        2,178,211
                                             ------------     ------------
         Nursing Homes:
          Cost..............................   6,745,404        6,745,404
          Less accumulated depreciation.....   2,122,881        1,945,974
                                             ------------     ------------
                                               4,622,523        4,799,430
                                             ------------     ------------
         Department Stores:
          Cost..............................   5,695,115        5,695,115
          Less accumulated depreciation.....   1,485,739        1,355,602
                                             ------------     ------------
                                               4,209,376        4,339,513
                                             ------------     ------------
            Total........................... $13,298,100       13,518,338
                                             ============     ============

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The principal balances of these loans range from $203,203 to $245,040. These loans require monthly principal and interest payments totaling $43,747 based on an interest rate of 8.625% per annum for ten years and a thirty year amortization period with payment of all remaining principal at the end of that period. The Partnership has recorded $565,474, $150,141, and $236,745 of gain as a result of these installment sales in 1999, 1998 and 1997, respectively. During 1999, the Partnership received prepayments on eight of the remaining thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments total $1,827,732 and, accordingly, the Partnership recognized $548,740 of previously deferred gain. The remaining deferred gain of $1,574,525 as of December 31, 1999 will be recognized over the life of the related mortgage loans as principal payments are received.

At December 31, 1999, the fair market value of the mortgage loans receivable approximated their carrying values.

On September 12, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center. The Partnership received $39,579 from the sale and recorded a gain of $14,805.

(6) Operating Leases

Minimum lease payments to be received in the future from operating leases are as follows:

         2000.......................................... $ 2,111,358
         2001..........................................   2,040,806
         2002..........................................   2,007,759
         2003..........................................   2,010,383
         2004..........................................   2,021,029
         Thereafter....................................   9,012,535
                                                        ------------
         Total......................................... $19,203,870
                                                        ============

No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates. The above figures include the extension of the lease term of both the Douglas Living Center and the Hillside Living Center. See Note 8 for further discussion.

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1999, approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1998, and approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1997.

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $57,976, $34,622 and $24,703 in 1999, 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $343,229 and $401,205 in related deferred rent receivable as of December 31, 1999 and 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $16,341 was charged off against rental income for the year ended December 31, 1997, due to the restructuring of a lease at McHenry Plaza Shopping Center.


(7) Long-Term Debt

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to the interest rate of 9.75% on the original loan. The replacement loan will require monthly interest only payments and will mature on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999. At December 31, 1999, the fair market value of the mortgage loan payable approximated its carrying value.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Partnership's mortgage is estimated to be $2,406,000. The Partnership estimates the fair value of is mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Partnership for similar debt instruments of comparable maturities by the Partnership's lenders.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(8) Subsequent Events

As of January 28, 2000, the lessee for the Douglas Living Center and the Hillside Living Center exercised its right to extend the lease term for a period of five years through February 1, 2006.

On January 10, 2000, the Partnership paid a distribution of $177,761 to the Limited Partners.

On February 10, 2000, the Partnership paid a distribution of $877,273 to the Limited Partners, which includes a return of capital of $700,000.

                                               INLAND'S MONTHLY INCOME FUND, L.P.
                                                     (a limited partnership)
                                                          Schedule III
                                            Real Estate and Accumulated Depreciation
                                                        December 31, 1999



                                       Initial Cost
                                      to Partnership                              Gross amount at which carried
                                            (A)              Costs                     at end of period (B)
                                            (A)           capitalized  -------------------------------------------------- Date
                                               Buildings   subsequent     Land       Buildings              Accumulated   Con-
                                                 and           to          and         and         Total    Depreciation  stru-
                      Encumbrance    Land    improvements acquisition improvements improvements     (C)          (D)      cted
                      ----------- ---------- ------------ ----------- ------------ ------------ ----------- ------------- -----
McHenry Plaza
  Shopping Center
  McHenry, IL........ $     -       330,083    1,637,117    1,866,052     330,083    3,503,169   3,833,252   1,462,404    1968


Douglas Nursing Home
  Living/Retirement
  Center
  Mattoon, IL........       -       411,778    3,162,687         -        411,778    3,162,687   3,574,465   1,070,234    1964

Hillside Nursing Home
  Living Center
  Yorkville, IL......       -       232,034    2,963,679         -        207,260    2,963,679   3,170,939   1,052,647    1963


Scandinavian Health
  Spa Health and
  Tennis Club
  Westlake, OH.......       -       583,204    2,485,726         -        583,204    2,485,726   3,068,930     973,577    1984


Wal-Mart - Duncan
  Department Store
  Duncan, OK.........  1,375,000    863,992    2,174,555         -        863,992    2,174,555   3,038,547     709,319    1987


Wal-Mart - Rantoul
  Department Store
  Rantoul, IL........  1,125,000    276,303    2,380,265         -        276,303    2,380,265   2,656,568     776,420    1988
                      ----------- ---------- ------------ ------------ ----------- ------------ ----------- -----------
                      $2,500,000  2,697,394   14,804,029    1,866,052   2,672,620   16,670,081  19,342,701   6,044,601
                      =========== ========== ============ ============ =========== ============ =========== ===========


                           Life on which
                           Depreciation
                          in latest Stmt
                    Date  of Operations
                     Acq    is computed
                    ----- -------------
McHenry Plaza
  Shopping Center
  McHenry, IL........10/19   30 yrs.
                      1987

Douglas Nursing Home
  Living/Retirement
  Center
  Mattoon, IL........01/13   40 yrs.
                      1988
Hillside Nursing Home
  Living Center
  Yorkville, IL......01/29   40 yrs.
                      1988

Scandinavian Health
  Spa Health and
  Tennis Club
  Westlake, OH.......04/20   30 yrs.
                      1988

Wal-Mart - Duncan
  Department Store
  Duncan, OK.........08/05   35 yrs.
                      1988

Wal-Mart - Rantoul
  Department Store
  Rantoul, IL........08/05   35 yrs.
                      1988






                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                       December 31, 1999, 1998 and 1997


Notes:

(A) The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate owned at December 31, 1999 for federal income tax purposes was approximately $13,298,000 (unaudited).

(C) Reconciliation of real estate owned:


                                         1999          1998          1997
                                         ----          ----          ----
    Balance at beginning of year.... $19,041,247    19,041,247    19,039,521
    Additions.......................     301,454          -           26,500
    Disposals.......................        -             -           24,774
                                     ------------  ------------  ------------
    Balance at end of year.......... $19,342,701    19,041,247    19,041,247
                                     ============  ============  ============

(D) Reconciliation of accumulated depreciation:

    Balance at beginning of year.... $ 5,522,909     5,019,205     4,496,365
    Depreciation expense............     521,692       503,704       522,840
                                     ------------  ------------  ------------
    Balance at end of year.......... $ 6,044,601     5,522,909     5,019,205
                                     ============  ============  ============

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1999.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. DelRosso.... Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

  DANIEL L. GOODWIN (age 56) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a provider of affordable housing.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of twelve persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS (age 55) is a Director of The Inland Group, Inc.; Chairman of Inland Real Estate Investment Corporation; President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation, and Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a member of the Real Estate Investment Association and a member of the National Association of Real Estate Investment Trusts (NAREIT).

    NORBERT J. TREONIS (age 49) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 41) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 55) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 42) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management, especially with regard to financing activities. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. DELROSSO (age 47) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the
area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 37) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 42) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when the cumulative preferred return in excess of 8% has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 44 and "Allocation of Profits or Losses" at pages 43 and 44 of the Prospectus, and at pages A-6 to A-9 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1999.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. In 1999, these expenses amounted to $48,293, of which $878 was unpaid at December 31, 1999.

Affiliates of the General Partner earned $36,430 in management fees for the year ended December 31, 1999 in connection with managing certain of the Partnership's properties. All of these were paid prior to December 31, 1999.

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

    (b)  Exhibits. The following exhibits are filed as part of this report:

    27   Financial Data Schedule

         The following exhibits are incorporated herein by reference:

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

    (c)  Financial Statement Schedules.

         Financial statement schedules for the years ended December 31, 1999, 1998 and 1997 are submitted herewith.


                                                                    Page
                                                                    ----
         Real Estate and Accumulated Depreciation (Schedule III)...  31

         Schedules not filed:

         All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    (d)  Reports on Form 8-K:

         None.

No Annual Report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND'S MONTHLY INCOME FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

                                  /s/ Patricia A. DelRosso

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: March 22, 2000

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date  March 22, 2000

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 2000

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 2000