Form 10-Q
period 2000-03-31
INLANDS MONTHLY INCOME FUND L P
filed 2000-05-12
CIK 812909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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


2901 Butterfield Road, Oak Brook, Illinois                 60523
(Address of principal executive office)                   (Zip
code)


       Registrant's telephone number, including area code:  630-
218-8000


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

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                                    Assets
                                    ------


                                                       2000
1999
Current assets:                                        ----
----
  Cash and cash equivalents (Note 1).............. $ 1,773,072
1,299,088
  Accounts and rents receivable...................      36,206
31,130
  Interest receivable.............................      35,521
41,884
  Current portion of mortgage loans receivable....      52,060
64,776
  Current portion of deferred rent receivable.....       4,818
4,818
  Other assets....................................       1,541
2,190
                                                   ------------  -
-----------
Total current assets..............................   1,903,218
1,443,886
                                                   ------------  -
-----------
Investment properties (including acquisition
    fees paid to Affiliates of $1,738,621)
    (Notes 1 and 3):
  Land............................................   2,672,620
2,672,620
  Buildings and improvements......................  15,876,969
15,876,969
  Tenant improvements.............................     793,112
793,112
                                                   ------------  -
-----------
                                                    19,342,701
19,342,701
  Less accumulated depreciation...................   6,171,571
6,044,601
                                                   ------------  -
-----------
Net investment properties.........................  13,171,130
13,298,100
                                                   ------------  -
-----------
Other assets:
  Mortgage loans receivable, less current portion.   4,188,352
5,302,485
  Deferred loan fees (net of accumulated
    amortization of $53,485 and $50,704 at
    March 31, 2000 and December 31, 1999,
    respectively) (Note 1)........................      45,425
48,206
  Deferred leasing fees (including $219,451
    paid to Affiliates) (net of accumulated
    amortization of $237,574 and $232,317 at
    March 31, 2000 and December 31, 1999,
    respectively) (Note 1)........................     106,813
112,070
  Deferred rent receivable, less current portion
    (Notes 1 and 2)...............................     320,443
338,411
                                                   ------------  -
-----------
Total other assets................................   4,661,033
5,801,172

Total assets...................................... $19,735,381
20,543,158
                                                   ============
============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       2000
1999
Current liabilities:                                   ----
----
  Accounts payable and accrued expenses........... $    46,306
467
  Accrued real estate taxes.......................      79,782
63,421
  Distributions payable (Note 4)..................   1,057,530
177,761
  Due to Affiliates (Note 3)......................       9,309
878
  Deposits held for others........................     191,989
189,875
  Prepaid rent....................................      49,019
47,980
  Current portion of deferred gain on sale of
    investment property...........................      11,687
14,583
                                                   ------------  -
-----------
Total current liabilities.........................   1,445,622
494,965

Deferred loan fees................................      21,353
28,080
Long-term debt....................................   2,500,000
2,500,000
Deferred gain on sale of investment property,
  less current portion............................   1,249,623
1,559,942
                                                   ------------  -
-----------
Total liabilities.................................   5,216,598
4,582,987
Partners' capital (Notes 1, 3 and 4):              ------------  -
-----------
  General Partner:
    Capital contribution..........................         500
500
    Supplemental Capital Contributions............   2,095,863
2,095,863
    Supplemental capital distributions to
      Limited Partners............................  (2,095,863)
(2,095,863)
    Cumulative net loss...........................     (36,743)
(36,743)
                                                   ------------  -
-----------
                                                       (36,243)
(36,243)
  Limited Partners:                                ------------  -
-----------
    Units of $500. Authorized 60,000 Units,
      59,285.65 Units outstanding (net of offering
      costs of $3,289,242, of which $388,902 was
      paid to Affiliates).........................  26,353,582
26,353,582
    Supplemental Capital Contributions from
      General Partner.............................   2,095,863
2,095,863
    Cumulative net income.........................  19,433,107
18,778,291
    Cumulative distributions...................... (33,327,526)
(31,231,322)
                                                   ------------  -
-----------
                                                    14,555,026
15,996,414
                                                   ------------  -
-----------
Total Partners' capital...........................  14,518,783
15,960,171
                                                   ------------  -
-----------
Total liabilities and Partners' capital........... $19,735,381
20,543,158
                                                   ============
============

                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)



                                                       2000
1999
Income:                                                ----
----
  Rental income (Notes 1 and 2)................... $   514,126
511,917
  Additional rental income........................      11,683
15,310
  Interest income.................................     127,493
166,650
  Other income....................................      12,654
2,341
                                                   ------------  -
-----------
                                                       665,956
696,218
                                                   ------------  -
-----------
Expenses:
  Professional services to Affiliates.............       2,129
2,184
  Professional services to non-affiliates.........      22,975
32,941
  General and administrative expenses to
    Affiliates....................................      10,380
7,557
  General and administrative expenses to
    non-affiliates................................      23,689
15,127
  Property operating expenses to Affiliates.......       9,301
9,609
  Property operating expenses to non-affiliates...      76,826
67,216
  Interest expense to non-affiliates..............      44,047
36,125
  Depreciation....................................     126,970
125,926
  Amortization....................................       8,038
6,414
                                                   ------------  -
-----------
                                                       324,355
303,099
                                                   ------------  -
-----------
Operating income..................................     341,601
393,119
Gain on sale of investment property...............     313,215
145,558
                                                   ------------  -
-----------
Net income........................................ $   654,816
538,677
                                                   ============
============

Net income allocated to:
  General Partner.................................        -
-
  Limited Partners................................     654,816
538,677
                                                   ------------  -
-----------
Net income........................................ $   654,816
538,677
                                                   ============
============

Net income per Unit allocated to Limited Partners
  per weighted average Limited Partnership Units
  of 59,285.65.................................... $     11.05
9.09
                                                   ============
============




                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)


                                                       2000
1999
                                                       ----
----
Cash flows from operating activities:
  Net income...................................... $   654,816
538,677
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........    (313,215)
(145,558)
    Depreciation..................................     126,970
125,926
    Amortization..................................       8,038
6,414
    Changes in assets and liabilities:
      Accounts and rents receivable...............      (5,076)
(5,992)
      Interest receivable.........................       6,363
2,667
      Other current assets........................         649
(496)
      Deferred rent receivable....................      17,968
12,011
      Accounts payable and accrued expenses.......      45,839
29,964
      Accrued real estate taxes...................      16,361
16,307
      Due to Affiliates...........................       8,431
1,059
      Unearned income.............................      (5,688)
36,901
                                                   ------------  -
-----------
Net cash provided by operating activities.........     561,456
617,880
                                                   ------------  -
-----------
Cash flows from investing activities:
  Principal payments received on mortgage
    loans receivable..............................   1,126,849
483,669
                                                   ------------  -
-----------
Net cash provided by investing activities.........   1,126,849
483,669
                                                   ------------  -
-----------
Cash flows from financing activities:
  Cash distributions..............................  (1,216,435)
(557,505)
  Deposits held for others........................       2,114
47,894
  Principal payments of long-term debt............        -
(10,773)
                                                   ------------  -
-----------
Net cash used in financing activities.............  (1,214,321)
(520,384)
                                                   ------------  -
-----------
Net increase in cash and cash equivalents.........     473,984
581,165
Cash and cash equivalents at beginning of period..   1,299,088
681,003
                                                   ------------  -
-----------
Cash and cash equivalents at end of period........ $ 1,773,072
1,262,168
                                                   ============
============


Cash paid for interest............................ $    29,042
36,212
                                                   ============
============



                See accompanying notes to financial statements.

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 2000
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the
Partnership's audited
financial statements for the  fiscal  year  ended  December 31,
1999, which are
included  in  the  Partnership's  1999   Annual  Report,  as
certain  footnote
disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

                      INLAND'S MONTHLY INCOME FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions  providing for stepped rent increases.
Generally accepted accounting principles require that rental income be recorded
for the  period  of  occupancy  on  a  straight-line  basis.   The
accompanying
financial statements include  decreases  of  $17,968  and  $12,011 for 2000 and
1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $325,261 and $343,229 in related deferred rent receivable as of March 31, 2000 and December 31, 1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $9,309 and $878 was unpaid at March 31, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner  is entitled to receive
Property Management
Fees for  management  and  leasing  services.    The  Partnership
has incurred
property management fees of $9,301 and $9,609 for the three months ended March
31, 2000 and 1999, respectively.

(4) Long-Term Debt

On April 30,  1999,  the  Partnership  refinanced  the existing
$1,700,000 loan
collateralized by the Rantoul Wal-Mart.  The replacement loan is for $2,500,000
and is collateralized by the  Rantoul  Wal-Mart  and  the Duncan
Wal-Mart.  The
replacement loan bears an interest  rate  of  6.97%  as compared to an interest
rate of 9.75% on the original loan.   The replacement loan will
require monthly
interest-only payments and will  mature  on  April  30,  2004.
The Partnership
distributed excess refinancing proceeds to the limited partners on June 10,
1999. At March 31, 2000, the fair market value of the mortgage loan payable approximated its carrying value.

(5) Subsequent Events

During April 2000, the Partnership paid a distribution of $1,057,530 to the
Limited Partners, of which $885,000 represented a return of capital.

Item 2.  Management's  Discussion  and  Analysis  of  Financial
Condition  and
         Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this quarterly report on
Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements.
These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its
Affiliates, including the General Partner.

Liquidity and Capital Resources

On August 3, 1987, the  Partnership  commenced an Offering of
50,000 (increased
to 60,000) Limited Partnership  Units  pursuant  to a Registration
Statement on
Form S-11 under the Securities Act  of  1933. The Offering
terminated on August
3, 1988, with total sales of 59,999  Units at $500 per Unit, resulting in gross
offering  proceeds  of  $29,999,500,   not   including  the
General  Partner's
contribution of $500. All of the holders  of these Units have been admitted  to
the  Partnership.    The   Partnership   acquired  seven
properties  utilizing
$25,831,542  of  capital  proceeds   collected.   During  1994
and  1995,  the
Partnership sold the thirty-eight six-unit condominium buildings comprising the
Schaumburg Terrace condominium complex.  Also,  the Partnership sold one of the
three lots adjacent to the Hillside  Living Center during
September 1997. As of
March  31,  2000,   cumulative   distributions   to  Limited
Partners  totaled
$33,327,526, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various
Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of  March  31,  2000,  the  Partnership  had  cash  and  cash equivalents of
$1,773,072 which includes approximately $179,700 for the payment of real estate
taxes for  Douglas  and  Hillside  Living  Centers.  Since
December  1999, the
Partnership received prepayments on five  of the twenty-four remaining mortgage
loans  receivable  on  the   six-unit   condominium  buildings
comprising  the
Schaumburg  Terrace  condominium   complex.   Repayment   proceeds
from  these
prepayments totaled approximately  $1,114,000.    A  portion of
these repayment
proceeds was included in the distribution to the limited partners on February
10, 2000. The Partnership intends to use the remaining balance of such funds for future distributions and working capital requirements.

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

Results of Operations

As of March 31, 2000, the Partnership owned six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owns a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Since December, 1999, the Partnership received prepayments on five of the twenty-four remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the
Partnership had sold during 1994 and 1995.

The gain on the sale of investment property recorded for the three months ended
March 31, 2000 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The increase in the gain on the sale of investment property for the three months ended March 31,
2000, as compared to the three months ended March 31, 1999, is due to the recognition of $310,293 of deferred gain from the prepayment of five of the twenty-four mortgage loans receivable.

Rental and additional income  increased  for  the  three months ended March 31,
2000, as compared to the three months  ended March 31, 1999, due to an increase
in occupancy  and  rent  rates  at  McHenry  Plaza.    As  of
March  31, 2000,
approximately 6,159 square feet,  representing  11%  of  the total space at the
center, remains  to  be  leased.    The  General  Partner
continues  to pursue
additional leases for this remaining space.

Interest income  decreased  for  the  three  months  ended  March
31, 2000, as
compared to the three months ended March 31, 1999, due to decreases in interest income on the mortgage loans receivable as a result of prepayments and due to a decrease in interest rates on investments.

Professional services to non-affiliates decreased for the three months ended
March 31, 2000, as compared to the three months ended March 31, 1999, due to a decrease in legal services and accounting services.

General and administrative expense to Affiliates increased for the three months
ended March 31, 2000, as compared to the three months ended March
31, 1999, due
to an increase in postage costs.    General and administrative
expenses to non-
affiliates increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to an increase in state taxes paid.

Property operating expenses to  non-affiliates  increased  for the three months
ended March 31, 2000, as compared to the three months ended March
31, 1999, due
to an increase in  repair  and  maintenance  expenses at McHenry
Plaza Shopping
Center.    This  increase  was  partially  offset  by  a  decrease
in  grounds
maintenance expenses.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1999 and 2000:

                                    1999
2000
                          ------------------------    ------------
------------
                            at    at    at    at        at    at
at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30
09/30 12/31
      ----------           ----- ----- ----- -----     ----- -----
----- -----
McHenry Plaza               79%   79%   79%   89%       89%
McHenry, Illinois

Douglas Living &
Retirement Center          100%  100%  100%  100%      100%
Mattoon, Illinois

Hillside Living Center     100%  100%  100%  100%      100%
Yorkville, Illinois

Scandinavian Health Spa    100%  100%  100%  100%      100%
Westlake, Ohio

Rantoul Wal-Mart           100%  100%  100%  100%      100%
Rantoul, Illinois

Duncan Wal-Mart            100%  100%  100%  100%      100%
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



                            INLAND'S MONTHLY INCOME FUND, L.P.

                            By:   Inland Real Estate Investment
Corporation
                                  General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 11, 2000


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: May 11, 2000


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 11, 2000