Form 10-Q
period 2000-06-30
INLANDS MONTHLY INCOME FUND L P
filed 2000-08-14
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

or

[ ]  Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(unaudited)

Assets
	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$1,411,137	1,299,088
Accounts and rents receivable	24,828	31,130
Interest receivable	29,637	41,884
Current portion of mortgage loans receivable	44,323	64,776
Current portion of deferred rent receivable	4,818	4,818
Other assets	2,031	2,190

Total current assets	1,516,774	1,443,886

Investment properties (including acquisition fees paid to Affiliates of $1,738,621) (Note 1):
Land	2,672,620	2,672,620
Buildings and improvements	15,876,969	15,876,969
Tenant improvements	793,112	793,112

	19,342,701	19,342,701
Less accumulated depreciation	6,299,585	6,044,601

Net investment properties	13,043,116	13,298,100

Other assets:
Mortgage loans receivable, less current portion	3,513,664	5,302,485
Deferred loan fees (net of accumulated amortization of $56,266 and $50,704 at June 30, 2000 and December 31, 1999, respectively) (Note 1)	42,644	48,206
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $242,831 and $232,317 at June 30, 2000 and December 31, 1999, respectively) (Note 1)	101,556	112,070
Deferred rent receivable, less current portion (Notes 1 and 2)	300,955	338,411

Total other assets	3,958,819	5,801,172

Total assets	$18,518,709	20,543,158
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital

	2000	1999
Current liabilities:
Accounts payable and accrued expenses	$-	467
Accrued real estate taxes	64,955	63,421
Distributions payable (Note 5)	831,162	177,761
Due to Affiliates (Note 3)	3,589	878
Deposits held for others	154,864	189,875
Prepaid rent	-	47,980
Current portion of deferred gain on sale of investment property	9,792	14,583

Total current liabilities	1,064,362	494,965

Deferred loan fees	17,023	28,080
Long-term debt	2,500,000	2,500,000
Deferred gain on sale of investment property, less current portion	1,054,144	1,559,942

Total liabilities	4,635,529	4,582,987

Partners' capital (Notes 1 and 5):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	19,956,366	18,778,291
Cumulative distributions	(34,486,388)	(31,231,322)

	13,919,423	15,996,414

Total Partners' capital	13,883,180	15,960,171

Total liabilities and Partners' capital	$18,518,709	20,543,158
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2000	June 30,1999	June 30, 2000	June 30, 1999
Income:
Rental income (Notes 1 and 2)	$514,942	507,823	1,029,068	1,019,740
Additional rental income	5,413	4,326	17,096	19,636
Interest income	105,149	162,176	232,642	328,826
Other income	4,476	6,854	17,130	9,195

	629,980	681,179	1,295,936	1,377,397
Expenses:
Professional services to Affiliates	4,447	5,210	6,576	7,394
Professional services to non-affiliates	6,849	2,398	29,824	35,339
General and administrative expenses to Affiliates	9,296	13,400	19,676	20,957
General and administrative expenses to non-affiliates	9,315	20,599	33,004	35,726
Property operating expenses to Affiliates	8,564	9,365	17,865	18,974
Property operating expenses to non- affiliates	85,526	60,383	162,352	127,599
Interest expense to non-affiliates	44,046	56,340	88,093	92,465
Depreciation	128,014	125,926	254,984	251,852
Amortization	8,038	20,224	16,076	26,638

	304,095	313,845	628,450	616,944

Operating income	325,885	367,334	667,486	760,453
Gain on sale of investment property	197,374	135,786	510,589	281,344

Net income	$523,259	503,120	1,178,075	1,041,797
	==========	==========	==========	==========
Net income allocated to:
General Partner	-	-	-	-
Limited Partners	523,259	503,120	1,178,075	1,041,797

Net income	$523,259	503,120	1,178,705	1,041,797
	==========	==========	==========	==========
Net income per weighted average Limited Partner Units of 59,285.65	8.83	8.48	19.88	17.57
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(unaudited)

	2000	1999
Cash flows from operating activities:
Net income	$1,178,075	1,041,796
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(510,589)	(281,344)
Depreciation	254,984	251,852
Amortization	16,076	26,638
Changes in assets and liabilities:
Accounts and rents receivable	6,302	(615)
Mortgage interest receivable	12,247	10,194
Other current assets	159	2,275
Deferred rent receivable	37,456	27,483
Accounts payable and accrued expenses	(467)	(13,556)
Accrued real estate taxes	1,534	3,204
Due to Affiliates	2,711	4,628
Unearned income	(59,037)	40,348

Net cash provided by operating activities	939,451	1,112,903

Cash flows from investing activities:
Principal payments received on mortgage loans receivable	1,809,274	1,184,460

Net cash provided by investing activities	1,809,274	1,184,460

Cash flows from financing activities:
Cash distributions	(2,601,665)	(3,230,090)
Deposits held for others	(35,011)	71,224
Principal payments of long-term debt	-	(1,489,207)
Loan proceeds	-	2,500,000
Loan fees	-	(55,622)

Net cash used in financing activities	(2,636,676)	(2,203,695)

Net increase in cash and cash equivalents	112,049	93,668
Cash and cash equivalents at beginning of period	1,299,088	681,003

Cash and cash equivalents at end of period	$1,411,137	774,671
	=========	=========
Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$88,093	104,565
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $37,456 and $27,483 for 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $305,773 and $343,229 in related deferred rent receivable as of June 30, 2000 and December 31, 1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,586 and $878 was unpaid at June 30, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $17,865 and $18,974 for the six months ended June 30, 2000 and 1999, respectively.

(4)  Long-Term Debt

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to an interest rate of 9.75% on the original loan. The replacement loan will require monthly interest-only payments and will mature on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999. At June 30, 2000, the fair market value of the mortgage loan payable approximated its carrying value.

(5)  Subsequent Events

During July 2000, the Partnership paid a distribution of $831,162 to the Limited Partners, of which $670,000 represented a return of capital.

On July 19, 2000, the Partnership sold the McHenry Plaza Shopping Center to an unaffiliated third party for $3,290,000 on an all cash basis. Net sales proceeds of $3,158,000 were distributed to the Limited Partners on August 10, 2000.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of June 30, 2000, cumulative distributions to Limited Partners totaled $34,486,388, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 2000, the Partnership had cash and cash equivalents of $1,411,137 which includes approximately $142,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since December 1999, the Partnership received prepayments on eight of the twenty-four remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaled approximately $1,800,000. A portion of these repayment proceeds was included in the distributions to the limited partners on February 10, 2000, April 10, 2000 and June 10, 2000. The Partnership intends to use the remaining balance of such funds for future distributions and working capital requirements.

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

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to the interest rate of 9.75% on the original loan. The replacement loan requires monthly interest only payments and will mature on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999.

Results of Operations

As of June 30, 2000, the Partnership owned six operating properties. Five of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The Partnership also owned a shopping center, McHenry Plaza. The leases of the shopping center provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

On July 19, 2000, the Partnership sold the McHenry Plaza Shopping Center to an unaffiliated third party for $3,290,000 on an all cash basis. Net sales proceeds were distributed to the Limited Partners on August 10, 2000.

Since December, 1999, the Partnership received prepayments on eight of the twenty-four remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

The gain on the sale of investment property recorded for the six months ended June 30, 2000 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The increase in the gain on the sale of investment property for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is due to the recognition of approximately $505,000 of deferred gain from the prepayment of eight of the twenty-four mortgage loans receivable.

Rental and additional income increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in occupancy and rent rates at McHenry Plaza. As of June 30, 2000, approximately 6,159 square feet, representing 11% of the total space at the center, remains to be leased. The General Partner continues to pursue additional leases for this remaining space.

Professional services to non-affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in legal services.

Property operating expenses to non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in repair and maintenance expenses at McHenry Plaza Shopping Center. This increase was partially offset by a decrease in grounds maintenance expenses.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1999 and 2000:

	1999				2000
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

McHenry Plaza	79%	79%	79%	89%	89%	89%
McHenry, Illinois

Douglas Living & Retirement Center	100%	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%
Westlake, Ohio

Rantoul Wal-Mart	100%	100%	100%	100%	100%	100%
Rantoul, Illinois

Duncan Wal-Mart	100%	100%	100%	100%	100%	100%
Duncan, Oklahoma

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 11, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 11, 2000