Form 10-Q
period 2000-09-30
INLANDS MONTHLY INCOME FUND L P
filed 2000-11-13
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(unaudited)

Assets
	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$979,315	1,299,088
Accounts and rents receivable	63,850	31,130
Interest receivable	26,601	41,884
Current portion of mortgage loans receivable	42,728	64,776
Current portion of deferred rent receivable	4,818	4,818
Other assets	-	2,190

Total current assets	1,117,312	1,443,886

Investment properties (including acquisition fees paid to Affiliates of $1,542,405 and $1,738,621 at September 30, 2000 and December 31, 1999, respectively) (Note 1):
Land	2,342,537	2,672,620
Buildings and improvements	12,373,800	15,876,969
Tenant improvements	793,112	793,112

	15,509,449	19,342,701
Less accumulated depreciation	4,874,623	6,044,601

Net investment properties	10,634,826	13,298,100

Other assets:
Mortgage loans receivable, less current portion	3,274,354	5,302,485
Deferred loan fees (net of accumulated amortization of $59,048 and $50,704 at September 30, 2000 and December 31, 1999, respectively) (Note 1)	39,862	48,206
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $248,089 and $232,317 at September 30, 2000 and December 31, 1999, respectively) (Note 1)	96,298	112,070
Deferred rent receivable, less current portion (Notes 1 and 2)	273,723	338,411

Total other assets	3,684,237	5,801,172

Total assets	$15,436,375	20,543,158
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital
	2000	1999
Current liabilities:
Accounts payable and accrued expenses	$1,301	467
Accrued real estate taxes	4,831	63,421
Distributions payable (Note 5)	136,062	177,761
Due to Affiliates (Note 3)	10,221	878
Deposits held for others	105,263	189,875
Prepaid rent	-	47,980
Current portion of deferred gain on sale of investment property	9,785	14,583

Total current liabilities	267,463	494,965

Commission payable to Affiliates	68,700	-
Deferred loan fees	16,088	28,080
Long-term debt	2,500,000	2,500,000
Deferred gain on sale of investment property, less current portion	977,705	1,559,942

Total liabilities	3,829,956	4,582,987

Partners' capital (Notes 1 and 5):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	21,276,261	18,778,291
Cumulative distributions	(38,083,044)	(31,231,322)

	11,642,662	15,996,414

Total partners' capital	11,606,419	15,960,171

Total liabilities and partners' capital	$15,436,375	20,543,158
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2000 and 1999
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Income:
Rental income (Notes 1 and 2)	$423,124	494,097	1,452,192	1,513,837
Additional rental income	6,429	8,911	23,525	28,547
Interest income	98,876	140,789	331,518	469,615
Other income	-	-	17,130	9,175

	528,429	643,797	1,824,365	2,021,174
Expenses:
Professional services to Affiliates	7,981	2,792	14,557	10,186
Professional services to non-affiliates	2,001	-	31,825	35,339
General and administrative expenses to Affiliates	12,137	6,345	31,813	27,302
General and administrative expenses to non-affiliates	7,038	3,854	40,042	39,580
Property operating expenses to Affiliates	5,372	7,755	23,237	26,729
Property operating expenses to non- affiliates	12,916	38,534	175,268	166,133
Interest expense to non-affiliates	44,530	44,531	132,623	136,996
Depreciation	97,476	125,926	352,460	377,778
Amortization	8,040	8,039	24,116	34,677

	197,491	237,776	825,941	854,720

Operating income	330,938	406,021	998,424	1,166,454
Gain on sale of investment property	988,957	4,259	1,499,546	285,603

Net income	$1,319,895	410,280	2,497,970	1,452,057
	==========	==========	==========	==========
Net income allocated to:
General Partner	-	-	-	-
Limited Partners	1,319,895	410,280	2,497,970	1,452,057

Net income	$1,319,895	410,280	2,497,970	1,452,057
	==========	==========	==========	==========
Net income per weighted average Limited Partner Units of 59,285.65	$22.26	6.92	42.13	24.49
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(unaudited)
	2000	1999
Cash flows from operating activities:
Net income	$2,497,970	1,452,057
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(1,499,546)	(285,603)
Depreciation	352,460	377,778
Amortization	24,116	34,676
Changes in assets and liabilities:
Accounts and rents receivable	(32,720)	(4,222)
Interest receivable	15,283	4,491
Other current assets	2,190	576
Deferred rent receivable	64,688	42,334
Accounts payable and accrued expenses	834	(13,414)
Accrued real estate taxes	(58,590)	(10,554)
Due to Affiliates	9,343	6,567
Unearned income	(59,972)	35,938
Net cash provided by operating activities	1,316,056	1,640,624
Cash flows from investing activities:
Principal payments received on mortgage loans receivable	2,050,179	1,200,638
Proceeds from disposition of property	3,292,025	-
Net cash provided by investing activities	5,342,204	1,200,638
Cash flows from financing activities:
Cash distributions	(6,893,421)	(3,754,955)
Deposits held for others	(84,612)	39,837
Principal payments of long-term debt	-	(1,489,207)
Loan proceeds	-	2,500,000
Loan fees	-	(55,622)
Net cash used in financing activities	(6,978,033)	(2,759,947)
Net increase (decrease) in cash and cash equivalents	(319,773)	81,315
Cash and cash equivalents at beginning of period	1,299,088	681,003

Cash and cash equivalents at end of period	$979,315	762,318
	=========	=========
Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$132,623	149,096
	=========	=========
Commission payable to Affiliate	$68,700	-
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2000
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $64,688 and $42,334 for 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $278,541 and $343,229 in related deferred rent receivable as of September 30, 2000 and December 31, 1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $10,221 and $878 was unpaid at September 30, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $23,237 and $26,729 for the nine months ended September 30, 2000 and 1999, respectively.

In connection with the sale of McHenry Plaza Shopping Center on July 19, 2000, the Partnership recorded $68,700 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Long-Term Debt

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan is for $2,500,000 and is collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. The replacement loan bears an interest rate of 6.97% as compared to an interest rate of 9.75% on the original loan. The replacement loan will require monthly interest-only payments and will mature on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999. At September 30, 2000, the fair market value of the mortgage loan payable approximated its carrying value.

(5)  Sale of McHenry Plaza Shopping Center

On July 19, 2000, the Partnership sold the McHenry Plaza Shopping Center in McHenry, Illinois to an unaffiliated third party for approximately $3,290,000 on an all cash basis. The Partnership recorded a gain of $912,511 as a result of this sale. Net sales proceeds of $3,158,000 were distributed to the Limited Partners on August 10, 2000.

(6)  Subsequent Events

During October 2000, the Partnership paid a distribution of $136,062 to the Limited Partners.

During November 2000, the Partnership entered into a contract to sell the Rantoul, Illinois Wal-Mart for approximately $2,750,000. The sale is expected to close by the end of the year.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of September 30, 2000, cumulative distributions to Limited Partners totaled $38,083,044, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 2000, the Partnership had cash and cash equivalents of $979,315 which includes approximately $105,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since December 1999, the Partnership received prepayments on nine of the twenty-four remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaled approximately $2,000,000. A portion of these repayment proceeds was included in the distributions to the limited partners on February 10, 2000, April 10, 2000 and June 10, 2000. The Partnership intends to use the remaining balance of such funds for future distributions and working capital requirements.

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

Results of Operations

As of September 30, 2000, the Partnership owned five operating properties which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

On July 19, 2000, the Partnership sold the McHenry Plaza Shopping Center to an unaffiliated third party for $3,290,000 on an all cash basis. The Partnership recorded a gain of $912,511 as a result of this sale. Net sales proceeds were distributed to the Limited Partners on August 10, 2000.

Since December 1999, the Partnership received prepayments on nine of the twenty-four remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995.

The gain on the sale of investment property recorded for the nine months ended September 30, 2000 is also the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The increase in the gain on the sale of investment property for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is due to the recognition of approximately $587,000 of deferred gain from the prepayment of nine of the twenty-four mortgage loans receivable.

Rental and additional income increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to the sale of McHenry Plaza Shopping Center

Professional services to Affiliates increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to an increase in accounting services.

Property operating expenses to non-affiliates increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to an increase in repair and maintenance expenses at McHenry Plaza Shopping Center. This increase was partially offset by a decrease in grounds maintenance expenses.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1999 and 2000:
	1999				2000
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

McHenry Plaza	79%	79%	79%	89%	89%	89%	N/A
McHenry, Illinois

Douglas Living & Retirement Center	100%	100%	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%	100%
Westlake, Ohio

Rantoul Wal-Mart	100%	100%	100%	100%	100%	100%	100%
Rantoul, Illinois

Duncan Wal-Mart	100%	100%	100%	100%	100%	100%	100%
Duncan, Oklahoma

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2000