Form 10-K
period 2000-12-31
INLANDS MONTHLY INCOME FUND L P
filed 2001-03-29
CIK 812909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2000

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

The Partnership is engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:

Property and Location (a)	Square Feet	Date of Purchase

McHenry Plaza (c)	56,643	10/19/87
Shopping Center		(sold 7/19/00)
McHenry, Illinois

Douglas Nursing Home	65,661	01/13/88
Living and Retirement Center
Mattoon, Illinois

Hillside Nursing Home (c)	21,565	01/29/88
Living Center		(1 of 3 adj. lots
Yorkville, Illinois		sold 09/12/97)

Scandinavian Health Spa, Inc.	26,040	04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace (c)	186,720	06/24/88
Condominiums Complex	(228 Units)	(sold during
Schaumburg, Illinois		1994 & 1995)

Wal-Mart - Duncan (b)	68,907	08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul (c)	65,930	08/05/88
Department Store		(sold 11/17/00)
Rantoul, Illinois

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Mart. Revenues from these leases represent approximately 38%, 15% and 18%, respectively, of the Partnership's income for the year ended December 31, 2000, approximately 29%, 13% and 18%, respectively of the Partnerships income for the year ended December 31, 1999, and approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1998. On November 17, 2000 the Partnership sold the Rantoul Wal-Mart. As of September 2000, the Duncan Wal-Mart store was vacated by the lessee, however the lessee continues to pay rent under a guarantee of the lease.

As part of their original leases, which expired January 31, 2001, Elite was granted a deferral of the first two months rent for a period of ten years. This deferred rent was to be paid February 2001. As of March 28, 2001, deferred rent totaling $121,645 had not been received. Elite has requested an additional one year deferral of this amount. The General Partner continues to negotiate with the tenant.

The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

The Partnership had no employees during 2000.

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

	2000	1999	1998	1997	1996

McHenry Plaza	N/A	89%	79%	68%	69%
McHenry, Illinois

Douglas Nursing Home	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Nursing Home	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health	100%	100%	100%	100%	100%
Westlake, Ohio

Wal-Mart - Duncan	100%	100%	100%	100%	100%
Duncan, Oklahoma

Wal-Mart - Rantoul	N/A	100%	100%	100%	100%
Rantoul, Illinois

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

		2000	1999	1998	1997	1996

McHenry Plaza	$	N/A	7.10	6.90	5.40	5.22
McHenry, Illinois

Douglas Nursing Home		7.10	6.94	6.79	6.46	6.46
Mattoon, Illinois

Hillside Nursing Home		19.33	18.90	18.50	17.59	17.59
Yorkville, Illinois

Scandinavian Health		13.79	13.79	13.79	13.79	13.79
Westlake, Ohio

Wal-Mart - Duncan		3.87	3.87	3.83	3.90	3.90
Duncan, Oklahoma

Wal-Mart - Rantoul		N/A	3.53	3.49	3.57	3.57
Rantoul, Illinois

The following tables set forth certain information with respect to the amount and expiration of leases for the Partnership's investment properties:

	Square Feet		Renewal	Current	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa
Scandinavian Health Spa, Inc	26,040	12/2004	2/5 years	$359,094	$13.79

Douglas Living Center
Elite	65,661	1/2006	1/5 years	466,148	7.10

Hillside Living Center
Elite	21,565	1/2006	1/5 years	417,000	19.33

Duncan Wal-Mart
Wal-mart Stores, Inc.	68,907	1/2014	5/5 years	266,440	3.87

Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	Rent(1) ($)	Leases ($)	Leases	Leases

2001	-	-	-	1,528,755	-	-	-

2002	-	-	-	1,550,652	-	-	-

2003	-	-	-	1,572,548	-	-	-

2004	1	26,040	359,094	1,594,444	13.79	14.29	22.52

2005	-	-	-	1,257,246	-	-	-

2006	2	87,226	992,631	1,259,071	11.38	55.87	78.84

2007	-	-	-	266,440	-	-	-

2008	-	-	-	273,272	-	-	-

2009	-	-	-	286,935	-	-	-

2010	-	-	-	286,935	-	-	-

(1) No assumptions have been made regarding the releasing of expired leases. It is the opinion of the General Partner that the space will be released at market rates.

Item 3. Legal Proceedings

The Partnership was not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2000.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2000, there were 2,025 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

For the years ended December 31, 2000, 1999, 1998, 1997 and 1996

(not covered by Independent Auditors' Report)

	2000	1999	1998	1997	1996

Total assets	$13,169,986	20,543,158	22,106,568	23,610,290	24,276,313

Long-term debt, less current portion	$1,515,000	2,500,000	1,444,498	1,489,207	1,529,779

Total income	$2,331,907	2,710,052	2,866,795	2,818,725	2,766,451

Net income	$3,478,933	2,161,095	2,035,534	2,038,928	1,869,732

Net income per the one General Partner Unit	$-	-	-	-	-

Net income allocated per Limited Partnership Unit (b)	$58.68	36.45	34.33	34.39	31.54

Distributions to Limited Partners (c)	$9,251,985	4,262,501	3,327,626	2,416,710	2,347,018

Distributions to Limited Partners per Unit (b)	$156.06	71.90	56.13	40.76	39.59

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, the Partnership sold McHenry Plaza and the Rantoul Wal-Mart. As of December 31, 2000, cumulative distributions to Limited Partners totaled $40,432,958, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 2000, the Partnership had cash and cash equivalents of $836,505, which includes approximately $125,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. During 2000, the Partnership received prepayments on eight of the thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments and monthly amortization totaled $2,060,693. A portion of these repayment proceeds were included in the distributions to the limited partners in 2000. The Partnership intends to use the remaining funds for future distributions and for working capital requirements.

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

On April 30, 1999, the Partnership refinanced the original $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan was for $2,500,000 and was collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. Due to the sale of the Rantoul Wal-Mart, $985,000 was repaid. The replacement loan bears an interest rate of 6.97% as compared to the interest rate of 9.75% on the original loan. The replacement loan requires monthly interest only payments and matures on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999.

Results of Operations

As of December 31, 2000, the Partnership owns four operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, the Partnership sold McHenry Plaza and the Rantoul Wal-Mart.

During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of the 35-unit retirement apartment center. As Elite did not request any additional consideration, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000. The Partnership is marketing the apartment center for sale but has received no viable offers.

The gain on the sale of investment property recorded for the years ended December 31, 2000, 1999 and 1998 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The gain on the sale of investment property for the year ended December 31, 2000 is also due to the sale of McHenry Plaza and the Rantoul Wal-Mart. The Partnership recognized gains on the sales of these properties of $912,511 and $794,026, respectively. Reference is made to Note 5 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of Partnership's investment property.

Rental income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the sale of McHenry Plaza in July, 2000 and the sale of the Rantoul Wal-Mart in November, 2000. Rental income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to lower occupancy levels in the first quarter of 1999 at McHenry Plaza and renegotiated monthly rental payments for lesser amounts in the first half of the year. Rental income for the Partnership increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to the occupancy increase at McHenry Shopping Plaza. As of December 31, 1999, approximately 6,159 square feet representing 11% of the total space at the center remains to be leased.

Interest income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income, as less funds were available for investing since the $2,100,000 return of capital distribution on June 10, 1999. Interest income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to distributing the repayment and sale proceeds throughout 2000 shortly after their receipt.

Professional services to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in accounting fees paid to Affiliates. Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in accounting fees paid to Affiliates. Professional services to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in legal services relating to the refinancing of the long-term debt and an increase in accounting fees paid to non-affiliates.

General and administrative expenses to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in investor services. General and administrative expenses to Affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in data processing services. General and administrative expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in state taxes paid.

Property operating expenses to non-affiliates increased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to increases in repairs and maintenance and grounds maintenance for McHenry Plaza Shopping Center and additional expenses relating to the management of the Douglas apartment center.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2000 and 1999.

	2000
	12/31	09/30	06/30	03/31
Total income	$507,542	528,429	629,980	665,956
Net operating income	184,614	330,938	325,885	341,601

Net operating income per common share, basic and diluted:	3.11	5.58	5.50	5.76

	1999
	12/31	09/30	06/30	03/31
Total income	$688,878	643,777	681,179	696,218
Net operating income	429,167	406,001	367,334	393,119

Net operating income per common share, basic and diluted:	7.24	6.85	6.20	6.63

Inflation

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

INDEPENDENT AUDITORS' REPORT

To the Partners of

Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 2, 2001

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2000 and 1999

Assets

	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$836,505	1,299,088
Accounts and rents receivable	20,278	31,130
Mortgage interest receivable	23,766	41,884
Current portion of mortgage loans receivable	43,424	64,776
Current portion of deferred rent receivable	128,305	4,818
Other assets	289	2,190

Total current assets	1,052,567	1,443,886

Investment properties (including acquisition fees paid to Affiliates of $1,278,383 and $1,736,163, as of December 31, 2000 and 1999, respectively) (Notes 1, 4 and 5):
Land	2,066,234	2,672,620
Buildings and improvements	9,998,920	15,876,969
Tenant improvements	793,112	793,112

	12,858,266	19,342,701
Less accumulated depreciation	4,127,671	6,044,601

Net investment properties	8,730,595	13,298,100

Other assets:
Mortgage loans receivable, less current portion	3,263,144	5,302,485
Deferred loan fees (net of accumulated amortization of $78,515 and $50,704 at December 31, 2000 and 1999, respectively) (Note 1)	20,395	48,206
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $311,233 and $232,317 at December 31, 2000 and 1999, respectively) (Notes 1 and 6)	33,154	112,070
Deferred rent receivable, less current portion (Notes 1 and 6)	70,131	338,411

Total other assets	3,386,824	5,801,172

Total assets	$13,169,986	20,543,158

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2000 and 1999

Liabilities and Partners' Capital

	2000	1999
Current liabilities:
Accounts payable and accrued expenses	$-	467
Accrued real estate taxes	2,500	63,421
Distributions payable (Note 8)	127,412	177,761
Due to Affiliates (Note 3)	9,211	878
Deposits held for others	127,929	189,875
Other liabilities	-	47,980
Current portion of long-term debt (Note 7)	-	-
Current portion of deferred gain on sale of investment property	9,141	14,583

Total current liabilities	276,193	494,965

Deferred loan fees (Note 1)	14,099	28,080
Long-term debt, less current portion (Note 7)	1,515,000	2,500,000
Commission payable to Affiliates	151,200	-
Deferred gain on sale of investment property, less current portion (Note 5)	976,026	1,559,942

Total liabilities	2,932,518	4,582,987

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	22,257,224	18,778,291
Cumulative distributions	(40,432,958)	(31,231,322)

	10,273,711	15,996,414

Total Partners' capital	10,237,468	15,960,171

Total liabilities and Partners' capital	$13,169,986	20,543,158

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Income:
Rental income (Notes 1 and 6)	$1,861,560	2,028,678	2,057,364
Additional rental income	23,525	48,036	49,719
Interest income	426,923	610,257	719,033
Other income	19,899	23,081	40,679

	2,331,907	2,710,052	2,866,795
Expenses:
Professional services to Affiliates	26,090	9,714	13,096
Professional services to non-affiliates	31,961	40,631	29,350
General and administrative expenses to Affiliates	44,144	38,579	34,915
General and administrative expenses to non-affiliates	43,749	43,671	22,236
Property operating expenses to Affiliates	32,634	36,430	36,194
Property operating expenses to non-affiliates	256,390	199,472	169,206
Interest expense to non-affiliates	168,572	181,527	147,042
Depreciation	438,602	521,692	503,704
Amortization	106,727	42,715	25,659

	1,148,869	1,114,431	981,402

Operating income	1,183,038	1,595,621	1,885,393
Gain on sale of investment property (Note 5)	2,295,895	565,474	150,141

Net income	$3,478,933	2,161,095	2,035,534

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Net income allocated to (Note 2):
General Partner	$-	-	-
Limited Partners	3,478,933	2,161,095	2,035,534

Net income	$3,478,933	2,161,095	2,035,534

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$58.68	36.45	34.33

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2000, 1999 and 1998

	General	Limited
	Partner	Partners	Total

Balance (deficit) January 1, 1998	$(36,243)	19,389,912	19,353,669

Net income (Note 2)	-	2,035,534	2,035,534
Distributions to Limited Partners ($56.13 per weighted average of Limited Partnership Units of 59,285.65)	-	(3,327,626)	(3,327,626)

Balance (deficit) December 31, 1998	(36,243)	18,097,820	18,061,577

Net income (Note 2)	-	2,161,095	2,161,095
Distributions to Limited Partners ($71.90 per weighted average of Limited Partnership Units of 59,285.65)	-	(4,262,501)	(4,262,501)

Balance (deficit) December 31, 1999	(36,243)	15,996,414	15,960,171

Net income (Note 2)	-	3,478,933	3,478,933
Distributions to Limited Partners ($156.06 per weighted average of Limited Partnership Units of 59,285.65)	-	(9,201,636)	(9,201,636)

Balance (deficit) December 31, 2000	$(36,243)	10,273,711	10,237,468

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income	$3,478,933	2,161,095	2,035,534
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(1,706,537)	-	-
Recognition of deferred gain on sale of property	(589,358)	(565,474)	(150,141)
Depreciation	438,602	521,692	503,704
Amortization	106,727	42,715	25,659
Changes in assets and liabilities:
Accounts and rents receivable	10,852	4,534	1,722
Mortgage interest receivable	18,118	14,797	4,053
Other current assets	1,901	480	422
Deferred rent receivable	144,793	57,976	34,622
Accounts payable and accrued expenses	(467)	(13,089)	(3,415)
Accrued real estate taxes	(60,921)	1,296	1,767
Due to Affiliates	8,333	406	(1,539)
Deferred loan fees	(13,981)	(17,043)	(10,530)
Other liabilities	(47,980)	47,980	-

Net cash provided by operating activities	1,789,015	2,257,365	2,441,858

Cash flows from investing activities:
Proceeds from sale of investment property	5,992,025	-	-
Principal payments received on mortgage loans receivable	2,060,693	1,896,377	523,652
Capital expenditures	(5,385)	(301,454)	-

Net cash provided by investing activities	8,047,333	1,594,923	523,652

Cash flows from financing activities:
Cash distributions	(9,251,985)	(4,276,770)	(3,334,420)
Deposits held for others	(61,946)	87,396	(406)
Proceeds from refinancing of long-term debt	-	2,500,000	-
Loan fees	-	(55,622)	-
Principal payments of long-term debt	(985,000)	(1,489,207)	(40,572)

Net cash used in financing activities	(10,298,931)	(3,234,203)	(3,375,398)

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Net increase (decrease) in cash and cash equivalents	$(462,583)	618,085	(409,888)
Cash and cash equivalents at beginning of year	1,299,088	681,003	1,090,891

Cash and cash equivalents at end of year	$836,505	1,299,088	681,003

Cash paid for interest	$168,572	193,626	147,371

Supplemental disclosure of non-cash investing activities:

Sale of investment property:
Reduction of investment in property	$4,134,288	-	-
Gain on sale	1,706,537	-	-
Commission payable to Affiliates	151,200	-	-

Proceeds from sale of investment property	$5,992,025	-	-

See accompanying notes to financial statements

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2000, 1999 and 1998

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

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents which are carried at cost, which approximates market.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 2000 and 1999, the Partnership has not recognized any such impairment.

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

No provision for Federal income taxes has been made, as the liability for such taxes is that of the Partners rather than the Partnership.

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

2000 1999
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$13,169,986	16,459,229	20,543,158	23,832,401

Partners' capital (deficit):
General Partner	(36,243)	(35,308)	(36,243)	(30,924)
Limited Partners	10,273,711	13,562,019	15,996,414	19,280,338

Net income (loss):
General Partner	-	(4,384)	-	441
Limited Partners	3,478,933	3,483,317	2,161,095	2,160,655

Net income per Limited Partnership Unit	58.68	58.75	36.45	36.44

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

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the General Partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2000. The cumulative amount of such Supplemental Capital Contributions at December 31, 2000 is $2,095,863.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $9,211 and $878 remained unpaid at December 31, 2000 and 1999, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $32,634, $36,430 and $36,194 for the years ended December 31, 2000, 1999 and 1998 respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2000.

(4) Investment Properties

McHenry Plaza, McHenry, Illinois

On October 19, 1987, the Partnership purchased a 56,943 square foot shopping center located in McHenry, Illinois from an Affiliate of the General Partner. The cost of this property to the Partnership was $1,967,200 which includes the purchase price of $1,776,000 and acquisition costs of $191,200. Subsequent to the purchase of this property, approximately $1,595,000, including leasing commissions, was expended to upgrade the property following the July 1989 termination of a lease with Duckwell-Alco Stores, Inc., the tenant which leased 94% of the space in the center at the time the Partnership purchased the property. This upgrade was financed by a line of credit originally secured by the Rantoul Wal-Mart. See Note 5 for further discussion of the sale of this property.

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

Douglas Living and Retirement Center, Mattoon, Illinois

On January 13, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consists of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. As part of the lease extension, Elite requested that they be released from the management of the 35-unit retirement apartment center. As Elite did not request any additional consideration, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000. The Partnership is marketing the apartment center for sale but has received no viable offers. The tenant has the right to extend the lease for an additional five-year term. The current rent per annum is $466,148 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

Hillside Living Center, Yorkville, Illinois

On January 29, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,870,000. The property consists of a two-story building with a total of 21,565 square feet. The total cost of this property to the Partnership was $3,195,713, which includes the purchase price of $2,870,000 and acquisition costs of $325,713. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. The tenant has the right to extend the lease for an additional five-year term. The current rent per annum is $417,000 and adjusts annually. In 1992, the operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

On September 12, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Duncan Wal-Mart, Duncan, Oklahoma

On August 5, 1988, the Partnership purchased a Wal-Mart store in Duncan, Oklahoma from Wal-Mart Properties, Inc. The cost to the Partnership was $3,038,547, which includes acquisition fees of $305,829. The property is situated on approximately 11.5 acres of land and contains a total of 68,907 square feet. The construction of the store was completed in the fall of 1987. The lease expires in January 2014 and the tenant has the option to extend the lease for five additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $22,203. As of September 2000, this store has been vacated by the lessee, however the lessee continues to pay rent under a guarentee of the lease.

Rantoul Wal-Mart, Rantoul, Illinois

On August 5, 1988, the Partnership purchased a Wal-Mart Store in Rantoul, Illinois from Wal-Mart Properties, Inc. The cost to the Partnership was $2,656,568, which includes acquisition fees of $266,834. The property is situated on approximately 11.2 acres of land and contains a total of 65,930 square feet. See Note 5 for a discussion on the sale of this property.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:

	2000	1999
Shopping Center:
Cost	$-	3,833,252
Less accumulated depreciation	-	1,462,404

	-	2,370,848

Health and Tennis Club:
Cost	3,068,930	3,068,930
Less accumulated depreciation	1,056,434	973,577

	2,012,496	2,095,353

Nursing Homes:
Cost	6,750,789	6,745,404
Less accumulated depreciation	2,299,788	2,122,881

	4,451,001	4,622,523

Department Stores:
Cost	3,038,547	5,695,115
Less accumulated depreciation	771,449	1,485,739

	2,267,098	4,209,376

Total	$8,730,595	13,298,100

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The principal balances of these loans range from $203,203 to $245,040. These loans require monthly principal and interest payments totaling $43,747 based on an interest rate of 8.625% per annum for ten years and a thirty-year amortization period with payment of all remaining principal at the end of that period. The Partnership has recorded $589,358, $565,474 and $150,141of gain as a result of these installment sales in 2000, 1999 and 1998, respectively. During 2000, the Partnership received prepayments on nine of the remaining twenty-four mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments and monthly amortization total $2,060,693 and, accordingly, the Partnership recognized $589,358 of previously deferred gain. The remaining deferred gain of $985,167 as of December 31, 2000 will be recognized over the life of the related mortgage loans as principal payments are received.

On July 19, 2000, the Partnership sold McHenry Plaza to an unaffiliated third party for $3,290,000. The Partnership recorded a gain on sale of $912,511 as a result of this sale. Proceeds from the sale were distributed to the Limited Partners in August 2000.

On November 17, 2000, the Partnership sold the Rantoul Wal-Mart to an unaffiliated third party for $2,750,000. The Partnership recorded a gain on sale of $794,026 as a result of this sale. Proceeds of $985,000 were used to paydown the debt secured by the property. Remaining proceeds from the sale were distributed to the Limited Partners in December 2000.

At December 31, 2000, the fair market value of the mortgage loans receivable approximated their carrying values.

 (6) Operating Leases

Minimum lease payments to be received in the future from operating leases are as follows:

2001	$1,528,755
2002	1,550,652
2003	1,572,548
2004	1,594,444
2005	1,257,246
Thereafter	3,711,154

Total	$11,214,799

No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Remaining lease terms range from four years to fourteen years. Pursuant to the lease agreements, tenants of McHenry Plaza Shopping Center were required to reimburse the Partnership for their pro rata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 38%, 15% and 18%, respectively, of the Partnership's income for the year ended December 31, 2000, approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1999, and approximately 28%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1998. On November 17, 2000 the Partnership sold the Rantoul Wal-Mart. As of September 2000, the Duncan Wal-Mart store was vacated by the lessee, however the lessee continues to pay rent under a guarantee of the lease.

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $144,793, $57,976 and $34,622 in 2000, 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $198,436 and $343,229 in related deferred rent receivable as of December 31, 2000 and 1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(7) Long-Term Debt

On April 30, 1999, the Partnership refinanced the original $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan was for $2,500,000 and was collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. Due to the sale of the Rantoul Wal-Mart, $985,000 was repaid. The replacement loan bears an interest rate of 6.97% as compared to the interest rate of 9.75% on the original loan. The replacement loan requires monthly interest only payments and matures on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999. At December 31, 2000, the fair market value of the mortgage loan payable approximated its carrying value.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Partnership's mortgage is estimated to be $1,469,000 and $2,406,000 at December 31, 2000 and 1999, respectively. The Partnership estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Partnership for similar debt instruments of comparable maturities by the Partnership's lenders.

(8) Subsequent Events

On January 10, 2001, the Partnership paid a distribution of $127,412 to the Limited Partners.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2000

Initial Cost to Partnership (A)		Gross amount at which carried at end of period (B)
			Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Encumbrance	Land	improvements	acquisition	improvements	improvements	(C)	(D)	cted	Acq	is computed

Douglas Nursing Home
Living/Retirement
Center
Mattoon, IL	$-	411,778	3,162,687	5,385	411,778	3,168,072	3,579,850	1,159,420	1964	01/13/1988	40 yrs.

Hillside Nursing Home
Living Center
Yorkville, IL	-	232,034	2,963,679	-	207,260	2,963,679	3,170,939	1,140,368	1963	01/29/1988	40 yrs.

Scandinavian Health
Spa Health and
Tennis Club
Westlake, OH	-	583,204	2,485,726	-	583,204	2,485,726	3,068,930	1,056,434	1984	04/20/1988	30 yrs.

Wal-Mart - Duncan
Department Store
Duncan, OK	1,515,000	863,992	2,174,555	-	863,992	2,174,555	3,038,547	771,449	1987	08/05/1988	35 yrs.

	$1,515,000	2,091,008	10,786,647	5,385	2,066,234	10,792,032	12,858,266	4,127,671

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2000, 1999 and 1998

Notes:

  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2000 for federal income tax purposes was approximately $8,730,000 (unaudited).
  Reconciliation of real estate owned:

	2000	1999	1998

Balance at beginning of year	$19,342,701	19,041,247	19,041,247
Additions	5,385	301,454	-
Disposals	(6,489,820)	-	-

Balance at end of year	$12,858,266	19,342,701	19,041,247

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$6,044,601	5,522,909	5,019,205
Depreciation expense	438,602	521,692	503,704
Disposals	(2,355,532)	-	-

Balance at end of year	$4,127,671	6,044,601	5,522,909

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2000.

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

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Assistant Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Assistant Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 57) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years and was recently appointed to serve once again by Governor George Ryan. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with the affordable housing award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange, Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He was the Chairman and is presently a Director on the Board of Westbank in Westchester, Hillside and Lombard, Illinois.

    ROBERT D. PARKS (age 57) is a Director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks was President, Chief Executive Officer, Chief Operating Officer and a Director of Inland Real Estate Corporation from October 1994 to July 2000. He is still Chairman of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 59) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

Mrs. Gujral began her career with Inland in 1977, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

    CATHERINE L. LYNCH (age 42) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 56) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation, Inland Securities Corporation, and Inland Investment Advisors, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal and a Registered Investment Advisor.

    PATRICIA A. DELROSSO (age 48) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 38) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when the cumulative preferred return in excess of 8% has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 44 and "Allocation of Profits or Losses" at pages 43 and 44 of the Prospectus, and at pages A-6 to A-9 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 2000.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. In 2000, these expenses amounted to $70,234, of which $9,211 was unpaid at December 31, 2000.

Affiliates of the General Partner earned $32,634 in management fees for the year ended December 31, 2000 in connection with managing certain of the Partnership's properties. All of these were paid prior to December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership
  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	165.44 Units	Less than 1% directly

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The Financial Statements listed in the index at page 12 of this Annual Report are filed as part of this Annual Report.
  Exhibits. The following exhibits are incorporated herein by reference:

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

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2000, 1999, and 1998 are submitted herewith.

Page

Real Estate and Accumulated Depreciation (Schedule III)	29

  Schedules not filed:

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K:

None.

No Annual Report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2001

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 26, 2001

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2001

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 26, 2001