Form 10-Q
period 2001-03-31
INLANDS MONTHLY INCOME FUND L P
filed 2001-05-15
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents	$1,254,232	836,505
Accounts and rents receivable	93,420	20,278
Mortgage interest receivable	24,849	23,766
Current portion of mortgage loans receivable	37,547	43,424
Current portion of deferred rent receivable	128,308	128,305
Other assets	289	289

Total current assets	1,538,645	1,052,567

Investment properties (including acquisition fees paid to Affiliates of $1,278,383, as of March 31, 2001 and December 31, 2000:
Land	2,066,234	2,066,234
Buildings and improvements	9,998,920	9,998,920
Tenant improvements	793,112	793,112

	12,858,266	12,858,266
Less accumulated depreciation	4,208,145	4,127,671

Net investment properties	8,650,121	8,730,595

Other assets:
Mortgage loans receivable, less current portion	2,800,004	3,263,144
Deferred loan fees (net of accumulated amortization of $80,045 and $78,515 at March 31, 2001 and December 31, 2000, respectively)	18,865	20,395
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $313,298 and $311,233 at March 31, 2001 and December 31, 2000, respectively)	31,089	33,154
Deferred rent receivable, less current portion (Note 2)	70,771	70,131

Total other assets	2,920,729	3,386,824

Total assets	$13,109,495	13,169,986

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable and accrued expenses	$44,902	-
Accrued real estate taxes	3,125	2,500
Distributions payable (Note 4)	127,762	127,412
Due to Affiliates (Note 3)	2,109	9,211
Deposits held for others	141,685	127,929
Current portion of deferred gain on sale of investment property	7,648	9,141

Total current liabilities	327,231	276,193

Deferred loan fees	11,505	14,099
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates	151,200	151,200
Deferred gain on sale of investment property, less current portion	829,272	976,026

Total liabilities	2,834,208	2,932,518

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	22,665,965	22,257,224
Cumulative distributions	(40,803,880)	(40,432,958)

	10,311,530	10,273,711

Total Partners' capital	10,275,287	10,237,468

Total liabilities and Partners' capital	$13,109,495	13,169,986

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000

Income:
Rental income (Note 2)	$422,100	514,126
Additional rental income	-	11,683
Interest income	77,881	127,493
Other income	5,740	12,654

	505,721	665,956
Expenses:
Professional services to Affiliates	4,681	2,129
Professional services to non-affiliates	23,653	22,975
General and administrative expenses to Affiliates	8,380	10,380
General and administrative expenses to non-affiliates	46,179	23,689
Property operating expenses to Affiliates	5,264	9,301
Property operating expenses to non-affiliates	46,602	76,826
Interest expense to non-affiliates	26,399	44,047
Depreciation	80,474	126,970
Amortization	3,595	8,038

	245,227	324,355

Operating income	260,494	341,601
Gain on sale of investment property	148,247	313,215

Net income	$408,741	654,816

Net income allocated to:
General Partner	$-	-
Limited Partners	408,741	654,816

Net income	$408,741	654,816

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$6.89	11.05

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$408,741	654,816
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(148,247)	(313,215)
Depreciation	80,474	126,970
Amortization	3,595	8,038
Changes in assets and liabilities:
Accounts and rents receivable	(73,142)	(5,076)
Interest receivable	(1,083)	6,363
Other current assets	-	649
Deferred rent receivable	(643)	17,968
Accounts payable and accrued expenses	44,902	45,839
Accrued real estate taxes	625	16,361
Due to Affiliates	(7,102)	8,431
Deferred loan fees	(2,594)	(5,688)
Net cash provided by operating activities	305,526	561,456
Cash flows from investing activities:
Principal payments received on mortgage loans receivable	469,017	1,126,849
Net cash provided by investing activities	469,017	1,126,849
Cash flows from financing activities:
Cash distributions	(370,572)	(1,216,435)
Deposits held for others	13,756	2,114
Net cash used in financing activities	(356,816)	(1,214,321)
Net increase in cash and cash equivalents	417,727	473,984
Cash and cash equivalents at beginning of period	836,505	1,299,088

Cash and cash equivalents at end of period	$1,254,232	1,773,072

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$26,399	29,042

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2001
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include an increase of $643 and a decrease of $17,968 for 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $199,079 and $198,436 in related deferred rent receivable as of March 31, 2001 and December 31, 2000, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

Elite, the tenant of the Douglas Living and Retirement Center and the Hillside Living Center, failed to make the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite are discussing a possible rent reduction requested by Elite. Elite's request includes an initial rent concession, a partial reduction of the guaranty and an agreement to pay the deferred rent which is owed.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2001
(unaudited)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $2,109 and $9,211 was unpaid at March 31, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $5,264 and $9,301 for the three months ended March 31, 2001 and 2000, respectively.

In connection with the sale of McHenry Plaza Shopping Center on July 19, 2000, the Partnership recorded $68,700 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

In connection with the sale of Rantoul Walmart on August 5, 2000, the Partnership recorded $82,500 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During April 2001, the Partnership paid a distribution of $127,762 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. As of March 31, 2001, cumulative distributions to Limited Partners totaled $40,803,880, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 2001, the Partnership had cash and cash equivalents of $1,254,232 which includes approximately $138,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since January 1, 2001, the Partnership received prepayments on two of the fifteen remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaled approximately $470,000. The Partnership intends to use these proceeds for future distributions and working capital requirements.

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

On April 30, 1999, the Partnership refinanced the existing $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan was for $2,500,000 and was collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. Due to the sale of the Rantoul Wal-Mart, $985,000 was repaid in November 2000. The replacement loan bears an interest rate of 6.97% as compared to the interest rate of 9.75% on the original loan. The replacement loan requires monthly interest only payments and will mature on April 30, 2004.

Results of Operations

As of March 31, 2001, the Partnership owns four operating properties which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

During 2001, the Partnership received prepayments on two of the fifteen remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995. The gain on the sale of investment property recorded for the three months ended March 31, 2001 and 2000 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

Rental income, additional rental income, property operating expenses to Affiliates and non-affiliates and depreciation decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to the sale of McHenry Plaza Shopping Center and the Rantoul Wal-Mart. This decrease was partially offset by an increase as a result the Partnership's management of the Douglas Towers apartment complex. During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. As Elite did not request any additional consideration, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000. The Partnership is marketing the apartment center for sale but has received no viable offers.

Elite, the tenant of the Douglas Living and Retirement Center and the Hillside Living Center, failed to make the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite are discussing a possible rent reduction requested by Elite. Elite's request includes an initial rent concession, a partial reduction of the guaranty and an agreement to pay the deferred rent which is owed.

Professional services to Affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in accounting services.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in postage and data processing expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in the Illinois replacement tax as a result of the sale of McHenry Shopping Center and the Rantoul Wal-Mart in 2000.

Interest expense to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to the payoff of $985,000 of long-term debt in November 2000 as a result of the sale of the Rantoul Wal-Mart.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 2000 and 2001: N/A indicates the property was not owned at the end of the quarter.
	2000				2001
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

McHenry Plaza	89%	89%	N/A	N/A	N/A
McHenry, Illinois

Douglas Living & Retirement Center	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%
Westlake, Ohio

Rantoul Wal-Mart	100%	100%	100%	N/A	N/A
Rantoul, Illinois

Duncan Wal-Mart	100%	100%	100%	100%	100%
Duncan, Oklahoma

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	May 15, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 15, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	May 15, 2001