Form 10-Q
period 2001-09-30
INLANDS MONTHLY INCOME FUND L P
filed 2001-11-13
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents	$897,272	836,505
Accounts and rents receivable	19,145	20,278
Mortgage interest receivable	21,952	23,766
Current portion of mortgage loans receivable	36,064	43,424
Current portion of deferred rent receivable	2,570	128,305
Other assets	-	289

Total current assets	977,003	1,052,567

Investment properties (including acquisition fees paid to Affiliates of $1,278,383):
Land	1,982,878	2,066,234
Buildings and improvements	10,150,722	10,792,032

	12,133,600	12,858,266
Less accumulated depreciation	4,059,990	4,127,671

Net investment properties	8,073,610	8,730,595

Other assets:
Mortgage loans receivable, less current portion	3,024,811	3,263,144
Deferred loan fees (net of accumulated amortization of $83,104 and $78,515 at September 30, 2001 and December 31, 2000, respectively)	15,806	20,395
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $315,589 and $311,233 at September 30, 2001 and December 31, 2000, respectively)	28,798	33,154
Deferred rent receivable, less current portion (Notes 1 and 2)	98,796	70,131

Total other assets	3,168,211	3,386,824

Total assets	$12,218,824	13,169,986

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable and accrued expenses	$2,000	-
Accrued real estate taxes	3,125	2,500
Distributions payable (Note 4)	119,041	127,412
Due to Affiliates (Note 3)	6,556	9,211
Deposits held for others	93,550	127,929
Current portion of deferred gain on sale of investment property	7,050	9,141

Total current liabilities	231,322	276,193

Deferred loan fees	9,263	14,099
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates	156,835	151,200
Deferred gain on sale of investment property, less current portion	761,378	976,026

Total liabilities	2,673,798	2,932,518

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	23,376,026	22,257,224
Cumulative distributions	(42,244,202)	(40,432,958)

	9,581,269	10,273,711

Total Partners' capital	9,545,026	10,237,468

Total liabilities and Partners' capital	$12,218,824	13,169,986

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Income:
Rental income (Notes 1 and 2)	$401,708	423,124	1,252,031	1,452,192
Additional rental income	-	6,429	-	23,525
Interest income	66,481	98,876	218,076	331,518
Other income	4,397	-	11,381	17,130

	472,586	528,429	1,481,488	1,824,365
Expenses:
Professional services to Affiliates	7,518	7,981	18,398	14,557
Professional services to non-affiliates	2,000	2,001	34,108	31,825
General and administrative expenses to Affiliates	8,791	12,137	24,224	31,813
General and administrative expenses to non-affiliates	8,498	7,038	66,393	40,042
Property operating expenses to Affiliates	7,738	5,372	17,665	23,237
Property operating expenses to non- affiliates	70,230	12,916	163,548	175,268
Interest expense to non-affiliates	26,986	44,530	80,077	132,623
Depreciation	15,443	97,476	176,391	352,460
Amortization	2,675	8,040	8,945	24,116

	149,879	197,491	589,749	825,941

Operating income	322,707	330,938	891,739	998,424
Gain on sale of investment property	76,905	988,957	227,063	1,499,546

Net income	$399,612	1,319,895	1,118,802	2,497,970

Net income allocated to:
General Partner	-	-	-	-
Limited Partners	399,612	1,319,895	1,118,802	2,497,970

Net income	$399,612	1,319,895	1,118,802	2,497,970

Net income per weighted average Limited Partner Units of 59,285.65	$6.74	22.26	18.87	42.13

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$1,118,802	2,497,970
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(227,063)	(1,499,546)
Depreciation	176,391	352,460
Amortization	8,945	24,116
Changes in assets and liabilities:
Accounts and rents receivable	1,133	(32,720)
Interest receivable	1,814	15,283
Other current assets	289	2,190
Deferred rent receivable	97,070	64,688
Accounts payable and accrued expenses	2,000	834
Accrued real estate taxes	625	(58,590)
Due to Affiliates	(2,655)	9,343
Unearned income	(4,836)	(59,972)
Net cash provided by operating activities	1,172,515	1,316,056
Cash flows from investing activities:
Principal payments received on mortgage loans receivable	708,301	2,050,179
Proceeds from disposition of property	33,945	3,292,025
Net cash provided by investing activities	742,246	5,342,204
Cash flows from financing activities:
Cash distributions	(1,819,615)	(6,893,421)
Deposits held for others	(34,379)	(84,612)
Net cash used in financing activities	(1,853,994)	(6,978,033)
Net increase (decrease) in cash and cash equivalents	60,767	(319,773)
Cash and cash equivalents at beginning of period	836,505	1,299,088

Cash and cash equivalents at end of period	$897,272	979,315

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$80,077	132,623

Commission payable to Affiliate	$5,635	68,700

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2001
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include an increase of $31,237 and a decrease of $64,688 for 2001 and 2000, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $101,366 and $198,436 in related deferred rent receivable as of September 30, 2001 and December 31, 2000, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

As of September 30, 2001, Elite, the tenant of the Douglas Living and Retirement Center and the Hillside Living Center, has made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite have agreed to a revised ten-year lease which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,556 and $9,211 was unpaid at September 30, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $17,665 and $23,237 for the nine months ended September 30, 2001 and 2000, respectively.

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

In connection with the sale of Douglas Towers on August 24, 2001, the Partnership recorded $5,635 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During October 2001, the Partnership paid a distribution of $119,041 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. The Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In August 2001, the Partnership sold the Douglas Tower apartments. As of September 30, 2001, cumulative distributions to Limited Partners totaled $42,244,202, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 2001, the Partnership had cash and cash equivalents of $897,272 which includes approximately $81,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. Since January 1, 2001, the Partnership received prepayments on three of the fifteen remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments totaled approximately $680,000. The Partnership intends to use these proceeds for future distributions and working capital requirements.

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

Results of Operations

As of September 30, 2001, the Partnership owns four operating properties which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

During 2001, the Partnership received prepayments on three of the fifteen remaining mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex which the Partnership had sold during 1994 and 1995. The gain on the sale of investment property recorded for the nine months ended September 30, 2001 and 2000 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

Rental income, additional rental income, property operating expenses to Affiliates and non-affiliates and depreciation decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to the sale of McHenry Plaza Shopping Center and the Rantoul Wal-Mart. This decrease was partially offset by an increase as a result the Partnership's management of the Douglas Towers apartment complex. During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. As Elite did not request any additional consideration, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000. In August 2001, the Partnership sold the apartment center.

As of September 30, 2001, Elite, the tenant of the Douglas Living and Retirement Center and the Hillside Living Center, has made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite have agreed to a revised ten-year lease extension which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction.

Professional services to Affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in accounting services.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in postage and data processing expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in the Illinois replacement tax as a result of the sale of McHenry Shopping Center and the Rantoul Wal-Mart in 2000.

Interest expense to non-affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to the payoff of $985,000 of long-term debt in November 2000 as a result of the sale of the Rantoul Wal-Mart.

Property operating expenses to non-affiliates increased for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, due to expenses relating to the operations of the Douglas Tower apartments.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 2000 and 2001: N/A indicates the property was not owned at the end of the quarter.
	2000				2001
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

McHenry Plaza	89%	89%	N/A	N/A	N/A	N/A	N/A
McHenry, Illinois

Douglas Living & Retirement Center	100%	100%	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%	100%
Westlake, Ohio

Rantoul Wal-Mart	100%	100%	100%	N/A	N/A	N/A	N/A
Rantoul, Illinois

Duncan Wal-Mart	100%	100%	100%	100%	100%	100%	100%
Duncan, Oklahoma

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2001