Form 10-K
period 2001-12-31
INLANDS MONTHLY INCOME FUND L P
filed 2002-03-27
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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

The Partnership acquired fee ownership of the following real property investments:
Property and Location (a)	Square Feet	Date of Purchase

McHenry Plaza (c)	56,643	10/19/87
Shopping Center		(sold 7/19/00)
McHenry, Illinois

Douglas Nursing Home (c)	65,661	01/13/88
Living and Retirement Center	(35 Units occupying 36,389 square feet)	(Sold 8/24/01)
Mattoon, Illinois

Hillside Nursing Home (c)	21,565	01/29/88
Living Center		(1 of 3 adj. lots
Yorkville, Illinois		sold 09/12/97)

Scandinavian Health Spa, Inc.	26,040	04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace (c)	186,720	06/24/88
Condominiums Complex	(228 Units occupying	(sold during
Schaumburg, Illinois	186,720 square feet)	1994 & 1995)

Wal-Mart - Duncan (b)	68,907	08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul (c)	65,930	08/05/88
Department Store		(sold 11/17/00)
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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Mart. Revenues from these leases represent approximately 46%, 18% and 13%, respectively, of the Partnership's income for the year ended December 31, 2001, approximately 38%, 15% and 18%, respectively, of the Partnership's income for the year ended December 31, 2000, and approximately 29%, 13% and 18%, respectively of the Partnerships income for the year ended December 31, 1999. On November 17, 2000 the Partnership sold the Rantoul Wal-Mart. As of September 2000, the Duncan Wal-Mart store was vacated by the lessee, however the lessee continues to pay rent under a guarantee of the lease.

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

Elite, the tenant of the Hillside Nursing Home and Douglas Nursing Home, made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite have agreed to a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction.

The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

The Partnership had no employees during 2001.

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

	2001	2000	1999	1998	1997

McHenry Plaza	N/A	N/A	89%	79%	68%
McHenry, Illinois

Douglas Nursing Home	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Nursing Home	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health	100%	100%	100%	100%	100%
Westlake, Ohio

Wal-Mart - Duncan	100%	100%	100%	100%	100%
Duncan, Oklahoma

Wal-Mart - Rantoul (*)	N/A	N/A	100%	100%	100%
Rantoul, Illinois

(*) This store has been vacated by the lessee, however the lessee continues to pay rent.

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

		2001	2000	1999	1998	1997

McHenry Plaza	$	N/A	N/A	7.10	6.90	5.40
McHenry, Illinois

Douglas Nursing Home (a)		16.77	6.46	6.46	6.46	6.46
Mattoon, Illinois

Hillside Nursing Home		20.44	17.59	17.59	17.59	17.59
Yorkville, Illinois

Scandinavian Health		13.79	13.79	13.79	13.79	13.79
Westlake, Ohio

Wal-Mart - Duncan		3.90	3.90	3.90	3.90	3.90
Duncan, Oklahoma

Wal-Mart - Rantoul		N/A	N/A	3.57	3.57	3.57
Rantoul, Illinois

(a) Increase in effective annual rent due to sale of Douglas Towers apartment complex

The following tables set forth certain information with respect to the amount and expiration of leases for the Partnership's investment properties:

	Square Feet		Renewal	Current	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa
Scandinavian Health Spa, Inc	26,040	12/2004	2/5 years	$359,094	$13.79

Douglas Living Center
Elite	29,272	6/2011	1/5 years	429,935	14.69

Hillside Living Center
Elite	21,565	6/2011	1/5 years	384,606	17.83

Duncan Wal-Mart (*)
Wal-mart Stores, Inc.	68,907	1/2014	5/5 years	266,440	3.87

(*) This store has been vacated by the lessee, however the lessee continues to pay rent.
Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	Rent(1) ($)	Leases ($)	Leases (%)	Leases (%)

2002	-	-	-	1,440,075	-	-	-

2003	-	-	-	1,444,511	-	-	-

2004	1	26,040	359,094	1,489,680	13.79	17.86	24.11

2005	-	-	-	1,156,510	-	-	-

2006	-	-	-	1,183,212	-	-	-

2007	-	-	-	1,210,715	-	-	-

2008	-	-	-	1,245,875	-	-	-

2009	-	-	-	1,288,719	-	-	-

2010	-	-	-	1,318,770	-	-	-

2011	2	50,837	1,062,790	1,349,725	20.91	34.87	78.74

(1) No assumptions have been made regarding the releasing of expired leases. It is the opinion of the General Partner that the space will be released at market rates.

Item 3. Legal Proceedings

The Partnership was not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2001.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2001, there were 2,006 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

For the years ended December 31, 2001, 2000, 1999, 1998 and 1997

(not covered by Independent Auditors' Report)
	2001	2000	1999	1998	1997

Total assets	$12,247,882	13,169,986	20,543,158	22,106,568	23,610,290

Long-term debt, less current portion	$1,515,000	1,515,000	2,500,000	1,444,498	1,489,207

Total income	$1,989,321	2,331,907	2,710,052	2,866,795	2,818,725

Net income	$1,479,385	3,478,933	2,161,095	2,035,534	2,038,928

Net income per the one General Partner Unit	$-	-	-	-	-

Net income allocated per Limited Partnership Unit (b)	$24.95	58.68	36.45	34.33	34.39

Distributions to Limited Partners (c)	$2,176,301	9,251,985	4,262,501	3,327,626	2,416,710

Distributions to Limited Partners per Unit (b)	$36.71	156.06	71.90	56.13	40.76

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, the Partnership sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, the Partnership sold the 35 unit retirement apartment center which was part of the Douglas Living and Retirement Center. As of December 31, 2001, cumulative distributions to Limited Partners totaled $42,609,259, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 2001, the Partnership had cash and cash equivalents of $996,745, which includes approximately $104,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. During 2001, the Partnership received prepayments on three of the twelve mortgage loans receivable outstanding at January 1, 2001. Repayment proceeds from these prepayments and monthly amortization totaled $717,044. During 2000, the Partnership received prepayments on eight of the thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments and monthly amortization totaled $2,060,693. A portion of these repayment proceeds were included in the distributions to the limited partners in 2001 and 2000. The Partnership intends to use the remaining funds for future distributions and for working capital requirements.

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

Results of Operations

As of December 31, 2001, the Partnership owns four operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, the Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, the Partnership sold McHenry Plaza and the Rantoul Wal-Mart.

During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of the 35-unit retirement apartment center known as Douglas Towers. As Elite did not request any additional consideration at that time, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000. The Partnership sold the apartment center in August 2001.

The gain on the sale of investment property recorded for the years ended December 31, 2001, 2000 and 1999 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The gain on the sale of investment property for the year ended December 31, 2001 is due to the sale of the Douglas Towers 35-unit apartment center. The gain on the sale of investment property for the year ended December 31, 2000 is due to the sale of McHenry Plaza and the Rantoul Wal-Mart. The Partnership recognized gains on the sales of these properties of $912,511 and $794,026, respectively. Reference is made to Note 5 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of Partnership's investment property.

Elite made the deferred rental payment due February 2001. The General Partner and Elite have agreed to a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Although the annual rent was decreased, the effective annual rent over the term of the new lease increased.

Rental income decreased for the years ended December 31, 2001 and 2000, as compared to the year ended December 31, 1999, due to the sale of McHenry Plaza in July, 2000 and the sale of the Rantoul Wal-Mart in November, 2000. In 2001, this decrease was partially offset by an increase in the effective annual rent on the nursing homes and an increase in rent received from the operation of the Douglas Towers 35-unit apartment center.

Interest income decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to lower interest rates in 2001. Interest income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to distributing the repayment and sale proceeds throughout 2000 shortly after their receipt.

Professional services to Affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in accounting and legal fees paid to Affiliates. Professional services to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in accounting fees paid to Affiliates. Professional services to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to decreases in data processing, postage and investor services expenses. General and administrative expenses to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in investor services. General and administrative expenses to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to an increase in state taxes paid.

Property operating expenses to non-affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000 due to the sale of the Douglas Towers apartment center in 2001 and the sale of McHenry Plaza Shopping Center in 2000. Property operating expenses to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to increases in repairs and maintenance and grounds maintenance for McHenry Plaza Shopping Center and additional expenses relating to the management of the Douglas apartment center.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2001 and 2000.
	2001
	12/31	09/30	06/30	03/31
Total income	$507,833	472,586	503,181	505,721
Net operating income	358,973	322,707	308,538	260,494

Net operating income per common share, basic and diluted:	6.05	5.44	5.20	4.39

	2000
	12/31	09/30	06/30	03/31
Total income	$507,542	528,429	629,980	665,956
Net operating income	184,614	330,938	325,885	341,601

Net operating income per common share, basic and diluted:	3.11	5.58	5.50	5.76

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 2001and 2000 the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 2001 and 2000, the results of its operations, and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 5, 2002
Chicago, Illinois

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2001 and 2000

Assets
	2001	2000
Current assets:
Cash and cash equivalents (Note 1)	$996,745	836,505
Accounts and rents receivable	-	20,278
Mortgage interest receivable	22,536	23,766
Current portion of mortgage loans receivable	36,848	43,424
Current portion of deferred rent receivable	-	128,305
Other assets	-	289

Total current assets	1,056,129	1,052,567

Investment properties (including acquisition fees paid to Affiliates of $1,186,224 and $1,278,383, as of December 31, 2001 and 2000, respectively) (Notes 1, 4 and 5):
Land	1,982,878	2,066,234
Buildings and improvements	10,150,722	10,792,032

	12,133,600	12,858,266
Less accumulated depreciation	4,130,379	4,127,671

Net investment properties	8,003,221	8,730,595

Other assets:
Mortgage loans receivable, less current portion	3,015,284	3,263,144
Deferred loan fees (net of accumulated amortization of $84,634 and $78,515 at December 31, 2001 and 2000, respectively) (Note 1)	14,276	20,395
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $316,734 and $311,233 at December 31, 2001 and 2000, respectively) (Notes 1 and 6)	27,653	33,154
Deferred rent receivable, less current portion (Notes 1 and 6)	131,319	70,131

Total other assets	3,188,532	3,386,824

Total assets	$12,247,882	13,169,986
	===========	==========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2001 and 2000

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable and accrued expenses	$10,474	-
Accrued real estate taxes	2,500	2,500
Distributions payable (Note 8)	123,008	127,412
Due to Affiliates (Note 3)	7,439	9,211
Deposits held for others	116,695	127,929
Current portion of deferred gain on sale of investment property	7,050	9,141

Total current liabilities	267,166	276,193

Deferred loan fees (Note 1)	8,561	14,099
Long-term debt, less current portion (Note 7)	1,515,000	1,515,000
Commission payable to Affiliates	156,835	151,200
Deferred gain on sale of investment property, less current portion (Note 5)	759,768	976,026

Total liabilities	2,707,330	2,932,518

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	23,736,609	22,257,224
Cumulative distributions	(42,609,259)	(40,432,958)

	9,576,795	10,273,711

Total Partners' capital	9,540,552	10,237,468

Total liabilities and Partners' capital	$12,247,882	13,169,986
	==========	==========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Income:
Rental income (Notes 1 and 6)	$1,642,085	1,861,560	2,028,678
Additional rental income	-	23,525	48,036
Interest income	288,219	426,923	610,257
Other income	59,017	19,899	23,081

	1,989,321	2,331,907	2,710,052
Expenses:
Professional services to Affiliates	22,845	26,090	9,714
Professional services to non-affiliates	34,333	31,961	40,631
General and administrative expenses to Affiliates	28,377	44,144	38,579
General and administrative expenses to non-affiliates	76,888	43,749	43,671
Property operating expenses to Affiliates	21,461	32,634	36,430
Property operating expenses to non-affiliates	189,243	256,390	199,472
Interest expense to non-affiliates	107,062	168,572	181,527
Depreciation	246,780	438,602	521,692
Amortization	11,620	106,727	42,715

	738,609	1,148,869	1,114,431

Operating income	1,250,712	1,183,038	1,595,621
Gain on sale of investment property (Note 5)	228,673	2,295,895	565,474

Net income	$1,479,385	3,478,933	2,161,095
	=========	========	=========
Net income allocated to (Note 2):
General Partner	$-	-	-
Limited Partners	1,479,385	3,478,933	2,161,095

Net income	$1,479,385	3,478,933	2,161,095
	=========	========	=========
Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$24.95	58.68	36.45
	=========	========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2001, 2000 and 1999
	General	Limited
	Partner	Partners	Total

Balance (deficit) January 1, 1999	$(36,243)	18,097,820	18,061,577

Net income (Note 2)	-	2,161,095	2,161,095
Distributions to Limited Partners ($71.90 per weighted average of Limited Partnership Units of 59,285.65)	-	(4,262,501)	(4,262,501)

Balance (deficit) December 31, 1999	(36,243)	15,996,414	15,960,171

Net income (Note 2)	-	3,478,933	3,478,933
Distributions to Limited Partners ($156.06 per weighted average of Limited Partnership Units of 59,285.65)	-	(9,201,636)	(9,201,636)

Balance (deficit) December 31, 2000	(36,243)	10,273,711	10,237,468

Net income (Note 2)	-	1,479,385	1,479,385
Distributions to Limited Partners ($36.71 per weighted average of Limited Partnership Units of 59,285.65)	-	(2,176,301)	(2,176,301)

Balance (deficit) December 31, 2001	$(36,243)	9,576,795	9,540,552

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Cash flows from operating activities:
Net income	$1,479,385	3,478,933	2,161,095
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(10,324)	(1,706,537)	-
Recognition of deferred gain on sale of property	(218,350)	(589,358)	(565,474)
Depreciation	246,780	438,602	521,692
Amortization	11,620	106,727	42,715
Changes in assets and liabilities:
Accounts and rents receivable	20,278	10,852	4,534
Mortgage interest receivable	1,230	18,118	14,797
Other current assets	289	1,901	480
Deferred rent receivable	67,117	144,793	57,976
Accounts payable and accrued expenses	10,474	(467)	(13,089)
Accrued real estate taxes	-	(60,921)	1,296
Due to Affiliates	(1,772)	8,333	406
Deferred loan fees	5,538	(13,981)	(17,043)
Other liabilities	-	(47,980)	47,980

Net cash provided by operating activities	1,601,190	1,789,015	2,257,365

Cash flows from investing activities:
Proceeds from sale of investment property	33,945	5,992,025	-
Principal payments received on mortgage loans receivable	717,044	2,060,693	1,896,377
Capital expenditures	-	(5,385)	(301,454)

Net cash provided by investing activities	750,989	8,047,333	1,594,923

Cash flows from financing activities:
Cash distributions	(2,180,705)	(9,251,985)	(4,276,770)
Deposits held for others	(11,234)	(61,946)	87,396
Proceeds from refinancing of long-term debt	-	-	2,500,000
Loan fees	-	-	(55,622)
Principal payments of long-term debt	-	(985,000)	(1,489,207)

Net cash used in financing activities	(2,191,939)	(10,298,931)	(3,234,203)

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Net increase (decrease) in cash and cash equivalents	$160,240	(462,583)	618,085
Cash and cash equivalents at beginning of year	836,505	1,299,088	681,003

Cash and cash equivalents at end of year	$996,745	836,505	1,299,088
	========	========	========

Cash paid for interest	$97,969	168,572	193,626
	========	=========	========

Supplemental disclosure of non-cash investing activities:

Sale of investment property:
Reduction of investment in property	$480,594	4,134,288	-
Mortgage loan receivable	(462,608)	-	-
Gain on sale	10,324	1,706,537	-
Commission payable to Affiliates	5,635	151,200	-

Proceeds from sale of investment property	$33,945	5,992,025	-
	========	=========	========

See accompanying notes to financial statements

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2001, 2000 and 1999

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2000 and 1999, the Partnership has not recognized any such impairment.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for the Partnership beginning January 1, 2002. In the opinion of management, this statement, when adopted, is not expected to have a material impact on the financial position or results of operations of the Partnership.

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

2001	2000
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$12,247,882	15,537,124	13,169,986	16,459,229

Partners' capital (deficit):
General Partner	(36,243)	(37,666)	(36,243)	(35,308)
Limited Partners	9,576,795	12,867,462	10,273,711	13,562,019

Net income (loss):
General Partner	-	(2,748)	-	(4,384)
Limited Partners	1,479,385	1,509,483	3,478,933	3,483,317

Net income per Limited Partnership Unit	24.95	25.46	58.68	58.75

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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the General Partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2001. The cumulative amount of such Supplemental Capital Contributions at December 31, 2001 is $2,095,863.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $7,439 and $9,211 remained unpaid at December 31, 2001 and 2000, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $21,461, $32,634 and $36,430 for the years ended December 31, 2001, 2000 and 1999 respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2001.

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
(a limited partnership)

Notes to Financial Statements
(continued)

Douglas Living and Retirement Center, Mattoon, Illinois

On January 13, 1988, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consists of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. As part of the lease extension, Elite requested that they be released from the management of the 35-unit retirement apartment center. As Elite did not request any additional consideration at this time, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000. The Partnership sold the apartment center in August 2001.

Elite made the deferred rental payment due February 2001. The General Partner and Elite have agreed to a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Although the annual rent was decreased, the effective annual rent over the term of the new lease increased. The tenant has the right to extend the lease for an additional five-year term. The current rent per annum is $429,935 and adjusts annually.

Hillside Living Center, Yorkville, Illinois

On January 29, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,870,000. The property consists of a two-story building with a total of 21,565 square feet. The total cost of this property to the Partnership was $3,195,713, which includes the purchase price of $2,870,000 and acquisition costs of $325,713. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006.

Elite made the deferred rental payment due February 2001. The General Partner and Elite have agreed to a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Although the annual rent was decreased, the effective annual rent over the term of the new lease increased. The Partnership received the deferred rent totaling $57,438 in July 2001. The tenant has the right to extend the lease for an additional five-year term. The current rent per annum is $384,606 and adjusts annually.

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

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
	2001	2000

Health and Tennis Club:
Cost	$3,068,930	3,068,930
Less accumulated depreciation	1,139,292	1,056,434

	1,929,638	2,012,496

Nursing Homes:
Cost	6,026,123	6,750,789
Less accumulated depreciation	2,157,508	2,299,788

	3,868,615	4,451,001

Department Stores:
Cost	3,038,547	3,038,547
Less accumulated depreciation	833,579	771,449

	2,204,968	2,267,098

Total	$8,003,221	8,730,595

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The principal balances of these loans range from approximately $198,000 to $226,000. These loans require monthly principal and interest payments totaling approximately $25,000 based on an interest rate of 8.625% per annum for ten years and a thirty-year amortization period with payment of all remaining principal at the end of that period. The Partnership has recorded $218,349, $589,358 and $565,474 of gain as a result of these installment sales in 2001, 2000 and 1999, respectively. During 2001, the Partnership received prepayments on three of the remaining fifteen mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments and monthly amortization total $717,044 and, accordingly, the Partnership recognized $218,349 of previously deferred gain. The remaining deferred gain of $766,818 as of December 31, 2001 will be recognized over the life of the related mortgage loans as principal payments are received.

On August 24, 2001, the Partnership sold the 35 unit apartment center known as Douglas Towers for approximately $525,000. The Partnership provided a mortgage loan receivable of approximately $462,600 to the buyer and recorded a gain of approximately $10,300.

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

At December 31, 2001 and 2000, the fair market value of the mortgage loans receivable approximated their carrying value.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Operating Leases

Remaining lease terms of the Partnership's properties range from four years to fourteen years. Minimum lease payments to be received in the future from operating leases are as follows:

2002	$1,442,293
2003	1,467,095
2004	1,502,641
2005	1,169,861
2006	1,196,964
Thereafter	6,395,981

Total	$13,174,832
=========

No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates.

Pursuant to the lease agreements, tenants of McHenry Plaza Shopping Center were required to reimburse the Partnership for their pro rata share of the real estate taxes and operating expenses of the property. Such amounts were included in additional rental income.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite") for the Douglas Nursing Home and the Hillside Nursing Home, Scandinavian Health Spa, Inc. for the Scandinavian Health Club and Wal-Mart Stores, Inc. for the Rantoul and Duncan Wal-Marts. Revenues from these leases represent approximately 46%, 18% and 13%, respectively, of the Partnership's income for the year ended December 31, 2001, approximately 38%, 15% and 18%, respectively, of the Partnership's income for the year ended December 31, 2000 and approximately 29%, 13% and 18%, respectively, of the Partnership's income for the year ended December 31, 1999, and. On November 17, 2000 the Partnership sold the Rantoul Wal-Mart. As of September 2000, the Duncan Wal-Mart store was vacated by the lessee, however the lessee continues to pay rent under a guarantee of the lease.

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $67,117, $144,793 and $57,976 in 2001, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $131,319 and $198,436 in related deferred rent receivable as of December 31, 2001 and 2000, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

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

The fair market value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair market value of the Partnership's mortgage is estimated to be $1,546,000 and $1,469,000 at December 31, 2001 and 2000, respectively. The Partnership estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Partnership for similar debt instruments of comparable maturities by the Partnership's lenders.

(8) Subsequent Events

On January 10, 2002, the Partnership paid a distribution of $123,008 to the Limited Partners.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost to Partnership (A)		Gross amount at which carried at end of period (B)
			Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Encumbrance	Land	improvements	Acquisition	improvements	improvements	(C)	(D)	cted	Acquired	is computed

Douglas Nursing Home
Living/Retirement
Center
Mattoon, IL	$-	411,778	3,162,687	5,385	328,422	2,526,762	2,855,184	968,359	1964	01/13/1988	40 yrs.

Hillside Nursing Home
Living Center
Yorkville, IL	-	232,034	2,963,679	-	207,260	2,963,679	3,170,939	1,189,149	1963	01/29/1988	40 yrs.

Scandinavian Health
Spa Health and
Tennis Club
Westlake, OH	-	583,204	2,485,726	-	583,204	2,485,726	3,068,930	1,139,292	1984	04/20/1988	30 yrs.

Wal-Mart - Duncan
Department Store
Duncan, OK	1,515,000	863,992	2,174,555	-	863,992	2,174,555	3,038,547	833,579	1987	08/05/1988	35 yrs.

	$1,515,000	2,091,008	10,786,647	5,385	1,982,878	10,150,722	12,133,600	4,130,379
	=========	=======	=========	========	==========	==========	========	=========

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001, 2000 and 1999

Notes:

  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2001 for federal income tax purposes was approximately $12,134,000 (unaudited).
  Reconciliation of real estate owned:

	2001	2000	1999

Balance at beginning of year	$12,858,266	19,342,701	19,041,247
Additions	-	5,385	301,454
Disposals	(724,666)	(6,489,820)	-

Balance at end of year	$12,133,600	12,858,266	19,342,701
	=========	=========	=========

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$4,127,671	6,044,601	5,522,909
Depreciation expense	246,780	438,602	521,692
Disposals	(244,072)	(2,355,532)	-

Balance at end of year	$4,130,379	4,127,671	6,044,601
	=========	=========	=========

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2001.

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

    DANIEL L. GOODWIN (age 58) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 58) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investments Trusts, Inc.

    BRENDA G. GUJRAL (age 60) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 43) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 57) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing the day-to-day internal operations of the General Partner. Ms. Matlin is a Director of IREIC and ISC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

    PATRICIA A. DELROSSO (age 49) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 39) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. In 2001, these expenses amounted to $51,222, of which $7,439 was unpaid at December 31, 2001.

Affiliates of the General Partner earned $21,461 in management fees for the year ended December 31, 2001 in connection with managing certain of the Partnership's properties. All of these were paid prior to December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2001, regarding any person known to be beneficial owner of more than 5% of the outstanding Units of the Partnership.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Partnership Ownership Corporation	4,045 Units directly	6.82%
  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	165.44 Units	Less than 1% directly

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

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2001, 2000, and 1999 are submitted herewith.

Page

Real Estate and Accumulated Depreciation (Schedule III)	29

  Schedules not filed:

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K:

None.

No Annual Report or proxy material for the year 2001 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND'S MONTHLY INCOME FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2002

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 25, 2002

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2002

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 25, 2002