Form 10-Q
period 2002-03-31
INLANDS MONTHLY INCOME FUND L P
filed 2002-05-15
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001
Current assets:
Cash and cash equivalents	$1,028,177	996,745
Mortgage and other interest receivable	22,454	22,536
Current portion of mortgage loans receivable	37,650	36,848

Total current assets	1,088,281	1,056,129

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of March 31, 2002 and December 31, 2001):
Land	1,982,878	1,982,878
Buildings and improvements	10,150,722	10,150,722

	12,133,600	12,133,600
Less accumulated depreciation	4,198,674	4,130,379

Net investment properties	7,934,926	8,003,221

Other assets:
Mortgage loans receivable, less current portion	3,005,549	3,015,284
Deferred loan fees (net of accumulated amortization of $86,163 and $84,634 at March 31, 2002 and December 31, 2001, respectively)	12,747	14,276
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $317,879 and $316,734 at March 31, 2002 and December 31, 2001, respectively)	26,508	27,653
Deferred rent receivable (Note 2)	161,271	131,319

Total other assets	3,206,075	3,188,532

Total assets	$12,229,282	12,247,882
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital
	2002	2001
Current liabilities:
Accounts payable and accrued expenses	$22,380	10,474
Accrued real estate taxes	3,125	2,500
Distributions payable (Note 4)	123,008	123,008
Due to Affiliates (Note 3)	4,956	7,439
Deposits held for others	136,151	116,695
Current portion of deferred gain on sale of investment property	10,820	7,050

Total current liabilities	300,440	267,166

Deferred loan fees	7,858	8,561
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates (Note 3)	156,835	156,835
Deferred gain on sale of investment property, less current portion	753,293	759,768

Total liabilities	2,731,026	2,707,330

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	24,049,031	23,736,609
Cumulative distributions	(42,966,377)	(42,609,259)

	9,532,099	9,576,795

Total Partners' capital	9,495,856	9,540,552

Total liabilities and Partners' capital	$12,229,282	12,247,882
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2002 and 2001
(unaudited)
	2002	2001

Income:
Rental income (Note 2)	$389,971	422,100
Interest income	69,991	77,881
Other income	7,769	5,740

	467,731	505,721
Expenses:
Professional services to Affiliates	2,194	4,681
Professional services to non-affiliates	30,760	23,653
General and administrative expenses to Affiliates	6,286	8,380
General and administrative expenses to non-affiliates	16,687	46,179
Property operating expenses to Affiliates	3,795	5,264
Property operating expenses to non-affiliates	924	46,602
Interest expense to non-affiliates	26,399	26,399
Depreciation	68,295	80,474
Amortization	2,674	3,595

	158,014	245,227

Operating income	309,717	260,494
Gain on sale of investment property	2,705	148,247

Net income	$312,422	408,741
	=======	========
Net income allocated to:
General Partner	$-	-
Limited Partners	312,422	408,741

Net income	$312,422	408,741
	=======	========
Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$5.27	6.89
	========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$312,422	408,741
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(2,705)	(148,247)
Depreciation	68,295	80,474
Amortization	2,674	3,595
Changes in assets and liabilities:
Accounts and rents receivable	-	(73,142)
Interest receivable	82	(1,083)
Deferred rent receivable	(29,952)	(643)
Accounts payable and accrued expenses	11,906	44,902
Accrued real estate taxes	625	625
Due to Affiliates	(2,483)	(7,102)
Deferred loan fees	(703)	(2,594)
Net cash provided by operating activities	360,161	305,526
Cash flows from investing activities:
Principal payments received on mortgage loans receivable	8,933	469,017
Net cash provided by investing activities	8,933	469,017
Cash flows from financing activities:
Cash distributions	(357,118)	(370,572)
Deposits held for others	19,456	13,756
Net cash used in financing activities	(337,662)	(356,816)
Net increase in cash and cash equivalents	31,432	417,727
Cash and cash equivalents at beginning of period	996,745	836,505

Cash and cash equivalents at end of period	$1,028,177	1,254,232
	=========	=========
Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$26,399	26,399
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2002
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2001, which are included in the Partnership's 2001 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include an increase of $29,952 and $643 for 2002 and 2001, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $161,271 and $131,319 in related deferred rent receivable as of March 31, 2002 and December 31, 2001, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2002
(unaudited)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $4,956 and $7,439 was unpaid at March 31, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $3,795 and $5,264 for the three months ended March 31, 2002 and 2001, respectively.

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

(4)  Subsequent Events

During April 2002, the Partnership paid a distribution of $123,008 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. The Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In August 2001, the Partnership sold the 35 unit retirement apartment center, Douglas Tower apartments. As of March 31, 2002, cumulative distributions to Limited Partners totaled $42,966,377, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 2002, the Partnership had cash and cash equivalents of $1,028,177 which includes approximately $136,151 for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

Results of Operations

As of March 31, 2002, the Partnership owns four operating properties which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the three months ended March 31, 2002 and 2001 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

Rental income, additional rental income, property operating expenses to Affiliates and non-affiliates and depreciation decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to the sale of the Douglas Towers apartment. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. The Partnership agreed and took over management of the apartments in May 2000. In August 2001, the Partnership sold the apartment center.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to a decrease in postage expense. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to a decrease in the Illinois replacement tax. The 2001 replacement tax was higher as a result of the sale of McHenry Shopping Center an the Rantoul Walmart.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 2001 and 2002:

	2001				2002
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Douglas Living & Retirement Center	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%
Westlake, Ohio

Duncan Wal-Mart	100%	100%	100%	100%	100%
Duncan, Oklahoma

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	May 14, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 14, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	May 14, 2002