Form 10-Q
period 2002-06-30
INLANDS MONTHLY INCOME FUND L P
filed 2002-08-01
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(unaudited)

Assets

	2002	2001
Current assets:
Cash and cash equivalents	$1,869,199	996,745
Mortgage and other interest receivable	17,268	22,536
Current portion of mortgage loans receivable	26,251	36,848

Total current assets	1,912,718	1,056,129

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of June 30, 2002 and December 31, 2001):
Land	1,982,878	1,982,878
Buildings and improvements	10,150,722	10,150,722

	12,133,600	12,133,600
Less accumulated depreciation	4,266,968	4,130,379

Net investment properties	7,866,632	8,003,221

Other assets:
Mortgage loans receivable, less current portion	2,172,383	3,015,284
Deferred loan fees (net of accumulated amortization of $87,693 and $84,634 at June 30, 2002 and December 31, 2001, respectively)	11,217	14,276
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $319,025 and $316,734 at June 30, 2002 and December 31, 2001, respectively)	25,362	27,653
Deferred rent receivable (Note 2)	191,224	131,319

Total other assets	2,400,186	3,188,532

Total assets	$12,179,536	12,247,882
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital

	2002	2001
Current liabilities:
Accounts payable and accrued expenses	$8,800	10,474
Accrued real estate taxes	2,498	2,500
Distributions payable (Note 4)	919,041	123,008
Due to Affiliates (Note 3)	3,800	7,439
Deposits held for others	131,958	116,695
Current portion of deferred gain on sale of investment property	7,277	7,050

Total current liabilities	1,073,374	267,166

Deferred loan fees	4,543	8,561
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates (Note 3)	156,835	156,835
Deferred gain on sale of investment property, less current portion	498,861	759,768

Total liabilities	3,248,613	2,707,330

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	24,645,187	23,736,609
Cumulative distributions	(44,127,466)	(42,609,259)

	8,967,166	9,576,795

Total Partners' capital	8,930,923	9,540,552

Total liabilities and Partners' capital	$12,179,536	12,247,882
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income:
Rental income (Note 2)	$389,971	428,223	779,942	850,323
Interest income	58,684	73,714	128,675	151,595
Other income	4,850	1,244	12,619	6,984

	453,505	503,181	921,236	1,008,902
Expenses:
Professional services to Affiliates	4,234	6,199	6,428	10,880
Professional services to non-affiliates	-	8,455	30,760	32,108
General and administrative expenses to Affiliates	6,219	7,053	12,505	15,433
General and administrative expenses to non-affiliates	3,410	11,716	20,097	57,895
Property operating expenses to Affiliates	3,799	4,663	7,594	9,927
Property operating expenses to non- affiliates	-	46,716	924	93,318
Interest expense to non-affiliates	26,692	26,692	53,091	53,091
Depreciation	68,294	80,474	136,589	160,948
Amortization	2,676	2,675	5,350	6,270

	158,015	194,643	273,338	439,870

Operating income	309,716	308,538	647,898	569,032
Gain on sale of investment property	2,706	1,911	260,680	150,158

Net income	$312,422	310,449	908,578	719,190
	=========	=========	=========	=========
Net income allocated to:
General Partner	-	-	-	-
Limited Partners	312,422	310,449	908,578	719,190

Net income	$312,422	310,449	908,578	719,190
	=========	=========	=========	=========
Net income per weighted average Limited Partner Units of 59,285.65	$5.27	5.24	15.33	12.13
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$908,578	719,190
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(260,680)	(150,158)
Depreciation	136,589	160,948
Amortization	5,350	6,270
Changes in assets and liabilities:
Accounts and rents receivable	5,268	(226,360)
Deferred rent receivable	(59,905)	(1,285)
Accounts payable and accrued expenses	(1,674)	9,851
Accrued real estate taxes	(2)	-
Due to Affiliates	(3,639)	(8,136)
Unearned income	(4,018)	(3,354)

Net cash provided by operating activities	725,867	506,966

Cash flows from investing activities:
Principal payments received on mortgage loans receivable	853,498	478,119

Net cash provided by investing activities	853,498	478,119

Cash flows from financing activities:
Cash distributions	(722,174)	(749,956)
Deposits held for others	15,263	(34,365)

Net cash used in financing activities	(706,911)	(784,321)

Net increase in cash and cash equivalents	872,454	200,764
Cash and cash equivalents at beginning of period	996,745	836,505

Cash and cash equivalents at end of period	$1,869,199	1,037,269
	=========	=========
Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$53,384	44,291
	=========	=========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2002
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include an increase of $59,905 and $1,285 for 2002 and 2001, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $191,224 and $131,319 in related deferred rent receivable as of June 30, 2002 and December 31, 2001, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,800 and $7,439 was unpaid at June 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $7,594 and $9,927 for the six months ended June 30, 2002 and 2001, respectively.

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

(4)  Subsequent Events

During July 2002, the Partnership paid a distribution of $919,041 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. The Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In August 2001, the Partnership sold the 35 unit retirement apartment center, Douglas Tower apartments. As of June 30, 2002, cumulative distributions to Limited Partners totaled $44,127,466, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 2002, the Partnership had cash and cash equivalents of approximately $1,869,000 which includes approximately $120,000 for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

Results of Operations

As of June 30, 2002, the Partnership owns four operating properties which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the six months ended June 30, 2002 and 2001 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

Rental income, property operating expenses to Affiliates and non-affiliates and depreciation decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to the sale of the Douglas Towers apartment. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. The Partnership agreed and took over management of the apartments in May 2000. In August 2001, the Partnership sold the apartment center.

Professional services to Affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a decrease in accounting services.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a decrease in investor service expense. General and administrative expenses to non-affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a decrease in the Illinois replacement tax. The 2001 replacement tax was higher as a result of the sale of the McHenry Shopping Center and the Rantoul Walmart.

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

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 1, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 1, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 1, 2002