Form 10-Q
period 2002-09-30
INLANDS MONTHLY INCOME FUND L P
filed 2002-11-12
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001
Current assets:
Cash and cash equivalents	$1,700,115	996,745
Mortgage and other interest receivable	8,718	22,536
Current portion of mortgage loans receivable	16,770	36,848

Total current assets	1,725,603	1,056,129

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of September 30, 2002 and December 31, 2001):
Land	1,982,878	1,982,878
Buildings and improvements	10,150,722	10,150,722

	12,133,600	12,133,600
Less accumulated depreciation	4,335,262	4,130,379

Net investment properties	7,798,338	8,003,221

Other assets:
Mortgage loans receivable, less current portion	1,520,429	3,015,284
Deferred loan fees (net of accumulated amortization of $89,223 and $84,634 at September 30, 2002 and December 31, 2001, respectively)	9,687	14,276
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $320,170 and $316,734 at September 30, 2002 and December 31, 2001, respectively)	24,217	27,653
Deferred rent receivable (Note 2)	215,067	131,319

Total other assets	1,769,400	3,188,532

Total assets	$11,293,341	12,247,882

See accompanying notes to financial statements.

 INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital
	2002	2001
Current liabilities:
Accounts payable and accrued expenses	$10,254	10,474
Accrued real estate taxes	1,871	2,500
Distributions payable (Note 4)	113,778	123,008
Due to Affiliates (Note 3)	7,341	7,439
Deposits held for others	83,153	116,695
Current portion of deferred gain on sale of investment property	4,498	7,050

Total current liabilities	220,895	267,166

Deferred loan fees	2,496	8,561
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates (Note 3)	156,835	156,835
Deferred gain on sale of investment property, less current portion	304,738	759,768

Total liabilities	2,199,964	2,707,330

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	25,156,560	23,736,609
Cumulative distributions	(44,476,385)	(42,609,259)

	9,129,620	9,576,795

Total Partners' capital	9,093,377	9,540,552

Total liabilities and Partners' capital	$11,293,341	12,247,882

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Income:
Rental income (Notes 1 and 2)	$389,972	401,708	1,169,914	1,252,031
Interest income	33,365	66,481	162,040	218,076
Other income	17,429	4,397	30,048	11,381

	440,766	472,586	1,362,002	1,481,488
Expenses:
Professional services to Affiliates	3,238	7,518	9,665	18,398
Professional services to non-affiliates	3,000	2,000	33,760	34,108
General and administrative expenses to Affiliates	7,573	8,791	20,078	24,224
General and administrative expenses to non-affiliates	10,658	8,498	30,755	66,393
Property operating expenses to Affiliates	3,873	7,738	11,467	17,665
Property operating expenses to non- affiliates	-	70,230	924	163,548
Interest expense to non-affiliates	26,985	26,986	80,076	80,077
Depreciation	68,294	15,443	204,883	176,391
Amortization	2,675	2,675	8,025	8,945

	126,296	149,879	399,633	589,749

Operating income	314,470	322,707	962,369	891,739
Gain on sale of investment property	196,903	76,905	457,582	227,063

Net income	$511,373	399,612	1,419,951	1,118,802
	==========	==========	==========	==========
Net income allocated to:
General Partner	-	-	-	-
Limited Partners	511,373	399,612	1,419,951	1,118,802

Net income	$511,373	399,612	1,419,951	1,118,802
	==========	==========	==========	==========
Net income per weighted average Limited Partner Units of 59,285.65	$8.63	6.74	23.95	18.87
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$1,419,951	1,118,802
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(457,582)	(227,063)
Depreciation	204,883	176,391
Amortization	8,025	8,945
Changes in assets and liabilities:
Mortgage and other interest receivable	13,818	2,947
Other current assets	-	289
Deferred rent receivable	(83,748)	97,070
Accounts payable and accrued expenses	(220)	2,000
Accrued real estate taxes	(629)	625
Due to Affiliates	(98)	(2,655)
Unearned income	(6,065)	(4,836)
Net cash provided by operating activities	1,098,335	1,172,515
Cash flows from investing activities:
Principal payments received on mortgage loans receivable	1,514,933	708,301
Proceeds from disposition of property	-	33,945
Net cash provided by investing activities	1,514,933	742,246
Cash flows from financing activities:
Cash distributions	(1,876,356)	(1,819,615)
Deposits held for others	(33,542)	(34,379)
Net cash used in financing activities	(1,909,898)	(1,853,994)
Net increase in cash and cash equivalents	703,370	60,767
Cash and cash equivalents at beginning of period	996,745	836,505

Cash and cash equivalents at end of period	$1,700,115	897,272

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$80,370	80,077

Commission payable to Affiliate	$-	5,635

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include an increase of $83,748 and a decrease of $97,070 for 2002 and 2001, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $215,067 and $131,319 in related deferred rent receivable as of September 30, 2002 and December 31, 2001, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

 INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,341 and $7,439 was unpaid at September 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. The Partnership has incurred property management fees of $11,467 and $17,665 for the nine months ended September 30, 2002 and 2001, respectively.

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

(4)  Subsequent Events

During October 2002, the Partnership paid a distribution of $113,778 to the Limited Partners.

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

Liquidity and Capital Resources

On August 3, 1987, the Partnership commenced an Offering of 50,000 (increased to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, the Partnership sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. The Partnership sold one of the three lots adjacent to the Hillside Living Center during September 1997. In August 2001, the Partnership sold the 35 unit retirement apartment center, Douglas Tower apartments. As of September 30, 2002, cumulative distributions to Limited Partners totaled $44,476,385, including $2,095,863 of Supplemental Capital Contributions from the General Partner, which represents distributable cash flow from the properties. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,700,115 which includes approximately $83,000 for the payment of real estate taxes for Douglas and Hillside Living Centers.

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

Results of Operations

As of September 30, 2002, the Partnership owns four operating properties which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the nine months ended September 30, 2002 and 2001 is the result of deferred gain from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers.

Rental income, property operating expenses to Affiliates and non-affiliates decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to the sale of the Douglas Towers apartment. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. The Partnership agreed and took over management of the apartments in May 2000. In August 2001, the Partnership sold the apartment center.

Other income for the nine months ended September 30, 2002 includes prepayment penalty income received on the prepayments of the mortgages receivable on the Schaumburg Terrace condominium sales and a state tax refund received.

As of August 1, 2002, the purchaser of the Douglas Towers apartment complex has ceased making interest payments on the amount due to the Partnership. The Partnership did not record any additional interest income receivable subsequent to the cessation of interest payments. The Partnership is in the process of obtaining title to the property through a deed in lieu of foreclosure.

Professional services to Affiliates decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to a decrease in legal accounting services.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to a decrease in investor service expense. General and administrative expenses to non-affiliates decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to a decrease in the Illinois replacement tax. The 2001 replacement tax was higher as a result of the sale of the McHenry Shopping Center and the Rantoul Walmart.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 2001 and 2002:

	2001				2002
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Douglas Living & Retirement Center	100%	100%	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%	100%
Westlake, Ohio

Duncan Wal-Mart *	--	--	--	--	--	--	--
Duncan, Oklahoma

* This store has been vacated by the lessee, however the lessee continues to pay rent.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the General Partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

      99.1 Section 906 Certification by the Principal Executive Officer

      99.2 Section 906 Certification by the Principal Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistance Vice President and
Principal Financial Officer
Date:	November 12, 2002

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland's Monthly Income Fund, L.P.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral

    Title: President of the General Partner and

    Principal Executive Officer of Inland's Monthly Income Fund, L.P

    Date: November 12, 2002

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland's Monthly Income Fund, L.P.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of Inland's Monthly Income Fund, L.P.

Date: November 12, 2002