Form 10-K
period 2002-12-31
INLANDS MONTHLY INCOME FUND L P
filed 2003-03-27
CIK 812909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2002

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

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)          __ Yes           X  No

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland's Monthly Income Fund, L.P. was formed on March 26, 1987 to invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, we commenced an offering of 50,000 (subject to an increase up to 60,000) limited partnership units ("units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including our general partner's contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We acquired seven properties utilizing $25,831,542 of capital proceeds collected. Our limited partners share in the benefits of ownership of our real property investments in proportion to the number of units held. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We acquired fee ownership of the following real property investments:
Property and Location (a)	Square Feet	Date of Purchase

McHenry Plaza (c)	56,643	10/19/87
Shopping Center		(sold 7/19/00)
McHenry, Illinois

Douglas Nursing Home (c)	65,661	01/13/88
Living and Retirement Center Mattoon, Illinois	(35 Units occupying 36,389 square feet)	(Sold 8/24/01)

Hillside Nursing Home (c)	21,565	01/29/88
Living Center		(1 of 3 adj. lots
Yorkville, Illinois		sold 09/12/97)

Scandinavian Health Spa, Inc.	26,040	04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace (c)	186,720	06/24/88
Condominiums Complex	(228 Units occupying	(sold during
Schaumburg, Illinois	186,720 square feet)	1994 & 1995)

Wal-Mart - Duncan (b)	68,907	08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul (c)	65,930	08/05/88
Department Store		(sold 11/17/00)
Rantoul, Illinois

  Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of our real property investments.
  Reference is made to Notes 4 and 7 of the Notes to Financial Statements (Item 8 of this Annual Report) for the current outstanding principal balance and a description of the long-term mortgage indebtedness.
  Reference is made to Note 5 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of our investment property.

Our real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are set forth on a year-end basis in the table in Item 2 below to which reference is hereby made. Our real property investments are located in Illinois, Ohio and Oklahoma. We have no real property investments located outside the United States. We do not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of our business taken as a whole.

The following is a list of our significant net operating leases and the revenues from those leases as a percent of our gross income.

Significant net operating leases	2002	2001	2000

Elite Care Corporation "Elite"	51%	46%	38%

Scandinvian Health Spa, Inc. "SHS"	20%	18%	15%

Wal-Mart Stores, Inc.	15%	13%	18%

During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. As Elite did not request any additional consideration, such as a rent reduction, we agreed and took over management of the apartments in May 2000. In August 2001, we sold the apartment center on an installment basis. The installment purchaser defaulted on his payments in 2002. We were appointed mortgagee in possession in December 2002. Foreclosure proceedings were initiated in January 2003. Upon receipt of title to the property, the general partner will market the property for resale.

Elite, the tenant of the Hillside Nursing Home and Douglas Nursing Home, made the deferred rental payment which was due on February 1, 2001. The general partner and Elite entered into revised ten-year lease extensions, which began as of July 1, 2001. Under the new leases, Elite received a 10% rental rate reduction. Effective March 1, 2003, the general partner has executed amendments to the Elite leases, due to economic conditions in the nursing home industry, which eliminate the increases in rent over the term of the leases.

We also compete with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

We had no employees during 2002.

Our general partner and its affiliates provide services to us. The general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner receives a property management fee for management and leasing services relating to our properties.

Item 2. Properties

We own directly the properties referred to under Item 1 above. to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for our investment properties as of the end of each of the last five years. N/A indicates the property was not owned by us at the end of the year.

	2002	2001	2000	1999	1998

McHenry Plaza	N/A	N/A	N/A	89%	79%
McHenry, Illinois

Douglas Nursing Home	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Nursing Home	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health	100%	100%	100%	100%	100%
Westlake, Ohio

Wal-Mart - Duncan (*)	100%	100%	100%	100%	100%
Duncan, Oklahoma

Wal-Mart - Rantoul	N/A	N/A	N/A	100%	100%
Rantoul, Illinois

(*) This store has been vacated by the lessee, however the lessee continues to pay rent.

The following is a list of average effective annual rents per square foot for our investment properties for each of the last five years:

		2002	2001	2000	1999	1998

McHenry Plaza	$	N/A	N/A	N/A	7.10	6.90
McHenry, Illinois

Douglas Nursing Home (a)		16.77	16.77	6.46	6.46	6.46
Mattoon, Illinois

Hillside Nursing Home		20.44	20.44	17.59	17.59	17.59
Yorkville, Illinois

Scandinavian Health		13.79	13.79	13.79	13.79	13.79
Westlake, Ohio

Wal-Mart - Duncan		3.90	3.90	3.90	3.90	3.90
Duncan, Oklahoma

Wal-Mart - Rantoul		N/A	N/A	N/A	3.57	3.57
Rantoul, Illinois

(a) Increase in effective annual rent due to sale of Douglas Towers apartment complex.

The following tables set forth certain information with respect to the amount and expiration of leases for our investment properties:
	Square Feet		Renewal	December 31, 2002	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa
Scandinavian Health Spa, Inc (2)	26,040	12/2004	2/5 years	$359,094	$13.79

Douglas Living Center
Elite (3)	29,272	6/2011	1/5 years	442,833	15.13

Hillside Living Center
Elite (3)	21,565	6/2011	1/5 years	396,144	18.37

Duncan Wal-Mart (*)
Wal-Mart Stores, Inc.	68,907	1/2014	5/5 years	266,440	3.87

(*) This store has been vacated by the lessee, however the lessee continues to pay rent.
Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base Rent	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	(1)(2)(3)($)	Leases ($)	Leases (%)	Leases (%)

2003	-	-	-	1,482,613	-	-	-
2004	-	-	-	1,488,648	-	-	-
2005	-	-	-	1,491,903	-	-	-
2006	-	-	-	1,501,668	-	-	-
2007	-	-	-	1,501,668	-	-	-
2008	-	-	-	1,511,755	-	-	-
2009	-	-	-	1,535,183	-	-	-
2010	-	-	-	1,538,438	-	-	-
2011	2	50,837	838,977	1,548,203	16.50	34.87	54.19
2012	-	-	-	709,226	-	-	-
  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the general partner that the space will be released at market rates.
  The general partner has executed an amendment of this lease through September 30, 2013. Annual base rent will be increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we will advance $400,000 for tenant improvements and equipment at the property. The modification of this lease is included in the table above.
  The general partner has executed amendments to the Elite leases, effective March 1, 2003, which eliminate the increases in rent over the term of the leases. The modification of these leases is included in the table above.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2002.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2002, there were 1,978 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the limited partners.

Although we have established a unit repurchase program, there are no funds remaining for the repurchase of units through this program.

Item 6. Selected Financial Data

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

For the years ended December 31, 2002, 2001, 2000, 1999 and 1998

(not covered by Independent Auditors' Report)

	2002	2001	2000	1999	1998

Total assets	$10,797,155	12,247,882	13,169,986	20,543,158	22,106,568

Long-term debt, less current portion	1,515,000	1,515,000	1,515,000	2,500,000	1,444,498

Total income	1,812,078	1,989,321	2,331,907	2,710,052	2,866,795

Net income	1,941,520	1,479,385	3,478,933	2,161,095	2,035,534

Net income per the one general partner unit	-	-	-	-	-

Net income allocated per limited partnership unit (b)	32.75	24.95	58.68	36.45	34.33

Distributions to limited partners (c)	2,712,432	2,176,301	9,201,636	4,262,501	3,327,626

Distributions to limited partners per unit (b)	45.75	36.71	156.06	71.90	56.13

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between us and our affiliates, including the general partner.

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of our units have been admitted to our partnership. We acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, we sold the 35-unit retirement apartment center which was part of the Douglas Living and Retirement Center. As of December 31, 2002, cumulative distributions to limited partners totaled $45,321,691, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of December 31, 2002, we had cash and cash equivalents of $1,904,517, which includes approximately $105,000 for the payment of real estate taxes for Douglas and Hillside Living Centers. During 2002, we received prepayments on ten of the twelve mortgage loans receivable outstanding at January 1, 2002. Repayment proceeds from these prepayments and monthly amortization totaled $2,163,315. During 2001, we received prepayments on three of the mortgage loans receivable. Repayment proceeds from these prepayments and monthly amortization totaled $717,044. During 2000, we received prepayments on eight of the thirty-two mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments and monthly amortization totaled $2,060,693. A portion of these repayment proceeds were included in the distributions to the limited partners in 2002, 2001 and 2000. We intend to use the remaining funds for future distributions and for working capital requirements.

The properties owned by us, along with the interest received on the Schaumburg Terrace mortgage receivables, are generating sufficient cash flow to meet the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all our operating expenses. To the extent that the cash flow is insufficient to meet our needs, we may rely on supplemental capital contributions from the general partner, advances from affiliates of the general partner, other short-term financing, or may sell one or more of the properties.

The general partner has executed an amendment of the SHS lease through September 30, 2013. Annual base rent will be increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we will advance $400,000 for tenant improvements and equipment at the property.

Results of Operations

As of December 31, 2002, we own four operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart.

During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of the 35-unit retirement apartment center known as Douglas Towers. As Elite did not request any additional consideration at that time, such as a rent reduction, we agreed and took over management of the apartments in May 2000. We sold the apartment center in August 2001 on an installment basis. The installment purchaser defaulted on his payments in 2002. We were appointed mortgagee in possession in December 2002. Foreclosure proceedings were initiated in January 2003. Upon receipt of title to the property, the general partner will market the property for resale.

Elite made the deferred rental payment due February 2001. The general partner and Elite entered into a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Although the annual rent was decreased, the effective annual rent over the term of the new lease increased. Effective March 1, 2003, the general partner has executed amendments to the Elite leases which eliminate the increases in rent over the term of the leases.

The gain on the sale of investment property recorded for the years ended December 31, 2002, 2001 and 2000 is the result of deferred gain of $649,215, $218,349 and $589,358, respectively, from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. The gain on the sale of investment property for the year ended December 31, 2001 is also due to the sale of the Douglas Towers 35-unit apartment center. The gain on the sale of investment property for the year ended December 31, 2000 is also due to the sale of McHenry Plaza and the Rantoul Wal-Mart. We recognized gains on the sales of these two properties of $912,511 and $794,026, respectively. Reference is made to Note 5 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the sale of our investment property.

Rental income decreased from $1,642,085 for the year ended December 31, 2001 to $1,559,885 for the year ended December 31, 2002, due to the sale of the Douglas Towers apartment center in 2001. Rental income decreased from $1,861,560 for the year ended December 31, 2000 to $1,642,085 for the year ended December 31, 2001, due to the sale of McHenry Plaza in July, 2000 and the sale of the Rantoul Wal-Mart in November, 2000. In 2001, this decrease was partially offset by an increase in the effective annual rent on the nursing homes and an increase in rent received from the operation of the Douglas Towers 35-unit apartment center.

Interest income decreased from $426,923 in 2000 to $288,219 in 2001 and $187,908 in 2002, due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to lower interest rates in 2002 and 2001.

Professional services to Affiliates decreased from $26,090 in 2000 to $22,845 in 2001 and $15,273 in 2002, due to a decrease in accounting and legal fees paid to affiliates. Professional services to non-affiliates increased from $31,961 for the year ended December 31, 2000 to $34,333 for the year ended December 31, 2001, due to an increase in accounting fees.

General and administrative expenses to affiliates decreased from $28,377 for the year ended December 31, 2001 to $24,421 for the year ended December 31, 2002, due to a decrease in postage expense. General and administrative expenses to affiliates decreased from $44,144 for the year ended December 31, 2000 to $28,377 for the year ended December 31, 2001, due to decreases in data processing, postage and investor services expenses. The increase in general and administrative expenses to non-affiliates for the year ended December 31, 2001, as compared to the years ended December 31, 2002 and 2000, is due primarily to an increase in state taxes paid.

Property operating expenses to affiliates and non-affiliates decreased for the years ended December 31, 2002 and 2001, as compared to the year ended December 31, 2000 due to the sale of the Douglas Towers apartment center in 2001 and the sale of McHenry Plaza Shopping Center and the Rantoul Wal-Mart in 2000.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2002, 2001 and 2000.

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$450,076	440,766	453,505	467,731
Net operating income	329,936	314,471	338,181	309,717

Net operating income per common unit, basic and diluted	5.58	5.30	5.70	5.22

	12/31/01	09/30/01	06/30/01	03/31/01
Total income	$507,833	472,586	503,181	505,721
Net operating income	358,973	322,707	308,538	260,494

Net operating income per common unit, basic and diluted	6.05	5.44	5.20	4.39

	12/31/00	09/30/00	06/30/00	03/31/00
Total income	$507,542	528,429	629,980	665,956
Net operating income	184,614	330,938	325,885	341,601

Net operating income per common unit, basic and diluted	3.11	5.58	5.50	5.76

Inflation

Rental income and operating expenses for our properties operated under triple-net leases are not likely to be directly affected by future inflation, since rents are fixed under the leases and property expenses are the responsibility of tenants. The capital appreciation of triple-net-leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation affects interest rates, future inflation may have an effect on the capital appreciation of triple-net-leased properties.

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 2002 and 2001 the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 2002 and 2001, the results of its operations, and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

January 30, 2003
Chicago, Illinois

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Current assets:
Cash and cash equivalents (Note 1)	$1,904,517	996,745
Mortgage and other interest receivable	3,636	22,536
Current portion of mortgage loans receivable	6,883	36,848

Total current assets	1,915,036	1,056,129

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of December 31, 2002 and 2001, respectively) (Notes 1, 4 and 5):
Land	1,982,878	1,982,878
Buildings and improvements	10,150,722	10,150,722

	12,133,600	12,133,600
Less accumulated depreciation	4,403,556	4,130,379

Net investment properties	7,730,044	8,003,221

Other assets:
Mortgage loans receivable, less current portion	881,934	3,015,284
Deferred loan fees (net of accumulated amortization of $90,752 and $84,634 at December 31, 2002 and 2001, respectively) (Note 1)	8,158	14,276
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $321,315 and $316,734 at December 31, 2002 and 2001, respectively) (Note 1)	23,072	27,653
Deferred rent receivable (Notes 1 and 6)	238,911	131,319

Total other assets	1,152,075	3,188,532

Total assets	$10,797,155	12,247,882

See accompanying notes to financial statements.

 INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2002 and 2001

Liabilities and Partners' Capital
	2002	2001
Current liabilities:
Accounts payable and accrued expenses	$11,585	10,474
Accrued real estate taxes	2,500	2,500
Distributions payable (Note 8)	114,175	123,008
Due to Affiliates (Note 3)	3,795	7,439
Deposits held for others	105,222	116,695
Current portion of deferred gain on sale of investment property	1,742	7,050

Total current liabilities	239,019	267,166

Deferred loan fees (Note 1)	800	8,561
Long-term debt (Note 7)	1,515,000	1,515,000
Commission payable to Affiliates	156,835	156,835
Deferred gain on sale of investment property, less current portion (Note 5)	115,861	759,768

Total liabilities	2,027,515	2,707,330

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	25,678,129	23,736,609
Cumulative distributions	(45,321,691)	(42,609,259)

	8,805,883	9,576,795

Total Partners' capital	8,769,640	9,540,552

Total liabilities and Partners' capital	$10,797,155	12,247,882

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Income:
Rental income (Notes 1 and 6)	$1,559,885	1,642,085	1,861,560
Additional rental income	-	-	23,525
Interest income	187,908	288,219	426,923
Other income	64,285	59,017	19,899

	1,812,078	1,989,321	2,331,907
Expenses:
Professional services to Affiliates	15,273	22,845	26,090
Professional services to non-affiliates	34,035	34,333	31,961
General and administrative expenses to Affiliates	24,421	28,377	44,144
General and administrative expenses to non-affiliates	38,727	76,888	43,749
Property operating expenses to Affiliates	15,336	21,461	32,634
Property operating expenses to non-affiliates	1,043	189,243	256,390
Interest expense to non-affiliates	107,062	107,062	168,572
Depreciation	273,177	246,780	438,602
Amortization of deferred loan and leasing fees	10,699	11,620	106,727

	519,773	738,609	1,148,869

Net operating income	1,292,305	1,250,712	1,183,038
Gain on sale of investment property (Note 5)	649,215	228,673	2,295,895

Net income	$1,941,520	1,479,385	3,478,933

Net income allocated to (Note 2):
General Partner	$-	-	-
Limited Partners	1,941,520	1,479,385	3,478,933

Net income	$1,941,520	1,479,385	3,478,933

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$32.75	24.95	58.68

See accompanying notes to financial statements.

 INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2002, 2001 and 2000

	General	Limited
	Partner	Partners	Total

Balance (deficit) January 1, 2000	$(36,243)	15,996,414	15,960,171

Net income (Note 2)	-	3,478,933	3,478,933
Distributions to Limited Partners ($155.21 per weighted average of Limited Partnership Units of 59,285.65)	-	(9,201,636)	(9,201,636)

Balance (deficit) December 31, 2000	(36,243)	10,273,711	10,237,468

Net income (Note 2)	-	1,479,385	1,479,385
Distributions to Limited Partners ($36.71 per weighted average of Limited Partnership Units of 59,285.65)	-	(2,176,301)	(2,176,301)

Balance (deficit) December 31, 2001	(36,243)	9,576,795	9,540,552

Net income (Note 2)	-	1,941,520	1,941,520
Distributions to Limited Partners ($45.75 per weighted average of Limited Partnership Units of 59,285.65)	-	(2,712,432)	(2,712,432)

Balance (deficit) December 31, 2002	$(36,243)	8,805,883	8,769,640

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,941,520	1,479,385	3,478,933
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	-	(10,324)	(1,706,537)
Recognition of deferred gain on sale of property	(649,215)	(218,349)	(589,358)
Depreciation	273,177	246,780	438,602
Amortization of deferred loan and leasing fees	10,699	11,620	106,727
Changes in assets and liabilities:
Accounts and rents receivable	-	20,278	10,852
Mortgage and other interest receivable	18,900	1,230	18,118
Other current assets	-	289	1,901
Deferred rent receivable	(107,592)	67,117	144,793
Accounts payable and accrued expenses	1,111	10,474	(467)
Accrued real estate taxes	-	-	(60,921)
Due to Affiliates	(3,644)	(1,772)	8,333
Deferred loan fees	(7,761)	(5,538)	(13,981)
Other liabilities	-	-	(47,980)

Net cash provided by operating activities	1,477,195	1,601,190	1,789,015

Cash flows from investing activities:
Proceeds from sale of investment property	-	33,945	5,992,025
Principal payments received on mortgage loans receivable	2,163,315	717,044	2,060,693
Capital expenditures	-	-	(5,385)

Net cash provided by investing activities	2,163,315	750,989	8,047,333

Cash flows from financing activities:
Cash distributions	(2,721,265)	(2,180,705)	(9,251,985)
Deposits held for others	(11,473)	(11,234)	(61,946)
Principal payments of long-term debt	-	-	(985,000)

Net cash used in financing activities	(2,732,738)	(2,191,939)	(10,298,931)

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net increase (decrease) in cash and cash equivalents	$907,772	160,240	(462,583)
Cash and cash equivalents at beginning of year	996,745	836,505	1,299,088

Cash and cash equivalents at end of year	$1,904,517	996,745	836,505

Cash paid for interest	$107,062	97,969	168,572

Supplemental disclosure of non-cash investing activities:

Sale of investment property:
Reduction of investment in property	$-	480,594	4,134,288
Mortgage loan receivable	-	(462,608)	-
Gain on sale	-	10,324	1,706,537
Commission payable to Affiliates	-	5,635	151,200

Proceeds from sale of investment property	$-	33,945	5,992,025

See accompanying notes to financial statements

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2002, 2001 and 2000

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

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents which are carried at cost, which approximates market.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2001, the Partnership had not recognized any such impairment losses under SFAS 121.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for the Partnership beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

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

The Partnership's records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments relating to depreciation and the Supplemental Capital Contributions to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

2002 2001
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$10,797,155	14,086,398	12,247,882	15,537,124

Partners' capital (deficit):
General Partner	(36,243)	(40,398)	(36,243)	(37,666)
Limited Partners	8,805,883	12,099,282	9,576,795	12,867,462

Net income (loss):
General Partner	-	(2,653)	-	(2,748)
Limited Partners	1,941,520	1,944,173	1,479,385	1,509,483

Net income per Limited Partnership Unit	32.75	32.79	24.95	25.46

The net income per Unit is based upon the weighted average number of Units of 59,285.65.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

A presentation of information about operating segments as required in SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 had no effect on the Partnership's financial statements.

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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the General Partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2002. The cumulative amount of such Supplemental Capital Contributions at December 31, 2002 is $2,095,863.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $3,795 and $7,439 remained unpaid at December 31, 2002 and 2001, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $15,336, $21,461 and $32,634 for the years ended December 31, 2002, 2001 and 2000, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2002.

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

The General Partner has executed an amendment of this lease through September 30, 2013. Annual base rent will be increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, the Partnership will advance $400,000 for tenant improvements and equipment at the property. See Note 8.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Douglas Living and Retirement Center, Mattoon, Illinois

On January 13, 1988, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consists of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. As part of the lease extension, Elite requested that they be released from the management of the 35-unit retirement apartment center. As Elite did not request any additional consideration at this time, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000. The Partnership sold the apartment center in August 2001 on an installment basis. The installment purchaser defaulted on his payments in 2002. The Partnership was appointed mortgagee in possession in December 2002. Foreclosure proceedings were initiated in January 2003. Upon receipt of title to the property, the General Partner will market the property for resale.

Elite made the deferred rental payment due February 2001. The General Partner and Elite entered into a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Although the annual rent was decreased, the effective annual rent over the term of the new lease increased. The tenant has the right to extend the lease for an additional five-year term. The current rent per annum is $429,935 and adjusts annually. The General Partner has executed an amendment to the Elite lease, effective March 1, 2003, which eliminates the increases in rent over the term of the lease. See Note 8.

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

Elite made the deferred rental payment due February 2001. The General Partner and Elite entered into a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Although the annual rent was decreased, the effective annual rent over the term of the new lease increased. The Partnership received the deferred rent totaling $57,438 in July 2001. The tenant has the right to extend the lease for an additional five-year term. The current rent per annum is $384,606 and adjusts annually. The General Partner has executed an amendment to the Elite lease, effective March 1, 2003, which eliminates the increases in rent over the term of the lease. See Note 8.

On September 12, 1997, the Partnership sold one of three lots (.344 acres) adjacent to the Hillside Living Center.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Duncan Wal-Mart, Duncan, Oklahoma

On August 5, 1988, the Partnership purchased a Wal-Mart store in Duncan, Oklahoma from Wal-Mart Properties, Inc. The cost to the Partnership was $3,038,547, which includes acquisition fees of $305,829. The property is situated on approximately 11.5 acres of land and contains a total of 68,907 square feet. The construction of the store was completed in the fall of 1987. The lease expires in January 2014 and the tenant has the option to extend the lease for five additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $22,203. As of September 2000, this store has been vacated by the lessee, however the lessee is obligated to continue to pay rent until the expiration of the lease term under a guarantee of the lease.

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

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
	2002	2001

Health and Tennis Club:
Cost	$3,068,930	3,068,930
Less accumulated depreciation	1,222,149	1,139,292

	1,846,781	1,929,638

Nursing Homes:
Cost	6,026,123	6,026,123
Less accumulated depreciation	2,285,698	2,157,508

	3,740,425	3,868,615

Department Stores:
Cost	3,038,547	3,038,547
Less accumulated depreciation	895,709	833,579

	2,142,838	2,204,968

Total	$7,730,044	8,003,221

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The current principal balances of the remaining two loans are approximately $212,900 and $213,300. These loans require monthly principal and interest payments totaling approximately $3,000 based on an interest rate of 8.625% per annum for ten years and a thirty-year amortization period with payment of all remaining principal at the end of that period. The Partnership has recorded $649,215, $218,349 and $589,358 of gain as a result of these installment sales in 2002, 2001 and 2000, respectively. During 2002, the Partnership received prepayments on ten of the remaining twelve mortgage loans receivable on the six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Repayment proceeds from these prepayments and monthly amortization total $2,163,315 and, accordingly, the Partnership recognized $649,215 of previously deferred gain. The remaining deferred gain of $115,861 as of December 31, 2002 will be recognized over the life of the related mortgage loans as principal payments are received.

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

At December 31, 2002 and 2001, the fair market value of the mortgage loans receivable approximated their carrying value.

 INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include an increase of $107,592 and decreases of $67,117 and $144,793 in 2002, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $238,911 and $131,319 in related deferred rent receivable as of December 31, 2002 and 2001, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

Remaining lease terms of the Partnership's properties range from nine years to twelve years. Minimum lease payments to be received in the future from operating leases are as follows:

2003	$1,482,613
2004	1,488,648
2005	1,491,903
2006	1,501,668
2007	1,501,668
Thereafter	7,050,881

Total	$14,517,381

No assumptions have been made regarding the releasing of expiring leases.

Pursuant to the lease agreements, tenants of McHenry Plaza Shopping Center were required to reimburse the Partnership for their pro rata share of the real estate taxes and operating expenses of the property. Such amounts were included in additional rental income.

The following is a list of the Partnership's significant net operating leases and the revenues from those leases as a percent of the Partnership's operating income.

Significant net operating leases	2002	2001	2000

Elite Care Corporation "Elite"	51%	46%	38%

Scandinavian Health Spa, Inc. "SHS"	20%	18%	15%

Wal-Mart Stores, Inc.	15%	13%	18%

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

The fair market value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair market value of the Partnership's mortgage is estimated to be $1,533,000 and $1,546,000 at December 31, 2002 and 2001, respectively. The Partnership estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Partnership for similar debt instruments of comparable maturities by the Partnership's lenders.

(8) Subsequent Events, unaudited

On January 10, 2003, the Partnership paid a distribution of $114,175 to the Limited Partners.

The General Partner has executed amendments to the Elite leases, effective March 1, 2003, which eliminates the increases in rent over the term of the lease.

The General Partner has executed an amendment of this lease through September 30, 2013. Annual base rent will be increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, the Partnership will advance $400,000 for tenant improvements and equipment at the property.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2002

		Initial Cost to Partnership (A)			Gross amount at which carried at end of period (B)
			Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Encumbrance	Land	improvements	Acquisition	improvements	improvements	(C)	(D)	cted	Acquired	is computed

Douglas Nursing Home
Living/Retirement
Center
Mattoon, IL	$-	411,778	3,162,687	5,385	328,422	2,526,762	2,855,184	1,028,298	1964	01/13/1988	40 yrs.

Hillside Nursing Home
Living Center
Yorkville, IL	-	232,034	2,963,679	-	207,260	2,963,679	3,170,939	1,257,400	1963	01/29/1988	40 yrs.

Scandinavian Health
Spa Health and
Tennis Club
Westlake, OH	-	583,204	2,485,726	-	583,204	2,485,726	3,068,930	1,222,149	1984	04/20/1988	30 yrs.

Wal-Mart - Duncan
Department Store
Duncan, OK	1,515,000	863,992	2,174,555	-	863,992	2,174,555	3,038,547	895,709	1987	08/05/1988	35 yrs.

	$1,515,000	2,091,008	10,786,647	5,385	1,982,878	10,150,722	12,133,600	4,403,556

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002, 2001 and 2000

Notes:

  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2002 for federal income tax purposes was approximately $12,134,000 (unaudited).
  Reconciliation of real estate owned:

	2002	2001	2000

Balance at beginning of year	$12,133,600	12,858,266	19,342,701
Additions	-	-	5,385
Disposals	-	(724,666)	(6,489,820)

Balance at end of year	$12,133,600	12,133,600	12,858,266

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$4,130,379	4,127,671	6,044,601
Depreciation expense	273,177	246,780	438,602
Disposals	-	(244,072)	(2,355,532)

Balance at end of year	$4,403,556	4,130,379	4,127,671

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately-owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of the general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its affiliates ("Inland") that are likely to provide services to us are as follows:

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

    DANIEL L. GOODWIN (age 59) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 59) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 61) is President and Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for 22 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 44) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 58) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 1998 she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.

Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 50) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 40) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions, when the cumulative preferred return in excess of 8% has been made to the limited partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 44 and "Allocation of Profits or Losses" at pages 43 and 44 of the prospectus, and at pages A-6 to A-9 of the partnership agreement, included as an exhibit to the prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 2002.

The partnership is permitted to engage in various transactions involving affiliates of our general partner, as described under the captions "Compensation and Fees" at pages 7 and 8 and "Conflicts of Interest" at pages 9-11 of the prospectus, and at pages A-11 through A-19 of the partnership agreement, included as an exhibit to the prospectus, which is incorporated herein by reference. The relationship of the general partner (and its directors and officers) to its affiliates is set forth above in Item 10.

Our general partner and its affiliates may be reimbursed for salaries and direct expenses of employees of the general partner and its affiliates relating to our administration. In 2002, these expenses amounted to $39,694, of which $3,795 was unpaid at December 31, 2002.

Affiliates of the general partner earned $15,336 in management fees for the year ended December 31, 2002 in connection with managing certain of our properties. All of these were paid prior to December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2002, regarding any person known to be beneficial owner of more than 5% of our outstanding units.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Partnership Ownership Corporation	4,207 Units directly	7.10%

  The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	205.44 Units	Less than 1% directly

  No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

  All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

  There exists no arrangement, known to us, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the general partner, affiliates or their management other than those described in Items 10 and 11 above and Note 6 of the Notes to Financial Statements (Item 8 of this Annual Report).

Item 14: Controls and Procedures

Within 90 days prior to the filing date of this report, our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

  99.1 Section 906 Certification by the Principal Executive Officer.

  99.2 Section 906 Certification by the Principal Financial Officer.

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2002, 2001, and 2000 are submitted herewith.

Page
Real Estate and Accumulated Depreciation (Schedule III)	29

  Schedules not filed:

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K:

None.

No annual report or proxy material for the year 2002 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND'S MONTHLY INCOME FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2003

/s/	Kelly Tucek

By:	Kelly Tucek
Assistant Vice President
Date:	March 25, 2003

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 25, 2003

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2003

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this annual report on Form 10-K of Inland's Monthly Income Fund, L.P.;

    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral

    Title: President of the General Partner and

    Principal Executive Officer of Inland's Monthly Income Fund, L.P

    Date: March 25, 2003

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this annual report on Form 10-K of Inland's Monthly Income Fund, L.P.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of Inland's Monthly Income Fund, L.P.

Date: March 25, 2003

I, Kelly Tucek, Assistant Vice President, certify that:

  I have reviewed this annual report on Form 10-K of Inland's Monthly Income Fund, L.P.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  By: Inland Real Estate Investment Corporation

  General Partner

  /S/ Kelly Tucek____________________________________

  Name: Kelly Tucek

  Title: Assistant Vice President of the General Partner and

  Principal Financial Officer of Inland's Monthly Income Fund, L.P.

  Date: March 25, 2003