Form 10-Q
period 2003-03-31
INLANDS MONTHLY INCOME FUND L P
filed 2003-05-14
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)    Yes     No  X

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$994,198	1,904,517
Mortgage and other interest receivable	3,591	3,636
Current portion of mortgage loans receivable	7,034	6,883

Total current assets	1,004,823	1,915,036

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of March 31, 2003 and December 31, 2002, respectively):
Land	1,982,878	1,982,878
Buildings and improvements	10,550,722	10,150,722

	12,533,600	12,133,600
Less accumulated depreciation	4,471,851	4,403,556

Net investment properties	8,061,749	7,730,044

Other assets:
Mortgage loans receivable, less current portion	880,101	881,934
Deferred loan fees (net of accumulated amortization of $92,282 and $90,752 at March 31, 2003 and December 31, 2002, respectively)	6,628	8,158
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $322,460 and $321,315 at March 31, 2003 and December 31, 2002, respectively)	21,927	23,072
Deferred rent receivable (Note 2)	234,740	238,911

Total other assets	1,143,396	1,152,075

Total assets	$10,209,968	10,797,155

See accompanying notes to financial statements.

 INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002
Current liabilities:
Accounts payable and accrued expenses	$44,391	11,585
Accrued real estate taxes	3,126	2,500
Distributions payable (Note 4)	110,778	114,175
Due to Affiliates (Note 3)	5,606	3,795
Deposits held for others	125,964	105,222
Current portion of deferred gain on sale of investment property	1,898	1,742

Total current liabilities	291,763	239,019

Deferred loan fees	683	800
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates	156,835	156,835
Deferred gain on sale of investment property, less current portion	115,230	115,861

Total liabilities	2,079,511	2,027,515

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	25,867,023	25,678,129
Cumulative distributions	(46,149,768)	(45,321,691)

	8,166,700	8,805,883

Total Partners' capital	8,130,457	8,769,640

Total liabilities and Partners' capital	$10,209,968	10,797,155

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002

Income:
Rental income (Note 2)	$361,958	389,971
Interest income	13,192	69,991
Other income	-	7,769

	375,150	467,731
Expenses:
Professional services to Affiliates	7,618	2,194
Professional services to non-affiliates	29,980	30,760
General and administrative expenses to Affiliates	10,209	6,286
General and administrative expenses to non-affiliates	30,092	16,687
Property operating expenses to Affiliates	3,869	3,795
Property operating expenses to non-affiliates	7,594	924
Interest expense to non-affiliates	26,399	26,399
Depreciation	68,295	68,295
Amortization	2,675	2,674

	186,731	158,014

Operating income	188,419	309,717
Gain on sale of investment property	475	2,705

Net income	$188,894	312,422

Net income allocated to:
General Partner	$-	-
Limited Partners	188,894	312,422

Net income	$188,894	312,422

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$3.19	5.27

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$188,894	312,422
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(475)	(2,705)
Depreciation	68,295	68,295
Amortization	2,675	2,674
Changes in assets and liabilities:
Interest receivable	45	82
Deferred rent receivable	4,171	(29,952)
Accounts payable and accrued expenses	32,806	11,906
Accrued real estate taxes	626	625
Due to Affiliates	1,811	(2,483)
Deferred loan fees	(117)	(703)
Net cash provided by operating activities	298,731	360,161
Cash flows from investing activities:
Additions to investment property	(400,000)	-
Principal payments received on mortgage loans receivable	1,682	8,933
Net cash provided by (used in) investing activities	(398,318)	8,933
Cash flows from financing activities:
Cash distributions	(831,474)	(357,118)
Deposits held for others	20,742	19,456
Net cash used in financing activities	(810,732)	(337,662)
Net increase (decrease) in cash and cash equivalents	(910,319)	31,432
Cash and cash equivalents at beginning of period	1,904,517	996,745

Cash and cash equivalents at end of period	$994,198	1,028,177

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$26,399	26,399

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Partnership's 2002 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

Inland's Monthly Income Fund, L.P. (the "Partnership"), was formed on March 26, 1987 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, the Partnership commenced an offering of 50,000 (subject to an increase up to 60,000) limited partnership units or units pursuant to a Registration Statement under the Securities Act of 1933. The offering terminated on August 3, 1988, after the Partnership had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of these units were admitted as limited partners to the Partnership. Inland Real Estate Investment Corporation is the general partner. The limited partners share in the benefits of ownership of the Partnership's real property investments in proportion to the number of units held. The Partnership has repurchased a total of 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $4,171 and an increase of $29,952 for the three months ended March 31, 2003 and 2002, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $234,740 and $238,911 in related deferred rent receivable as of March 31, 2003 and December 31, 2002, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(3)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $5,606 and $3,795 was unpaid at March 31, 2003 and December 31, 2002, respectively.

An Affiliate of the general partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred and paid property management fees of $3,869 and $3,795 for the three months ended March 31, 2003 and 2002, respectively.

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

(4)  Subsequent Events

During April 2003, the Partnership paid a distribution of $110,778 to the limited partners.

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

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. We acquired seven properties using $25,831,542 of capital proceeds received. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. We sold one of the three lots adjacent to the Hillside Living Center during September 1997. In August 2001, we sold the 35 unit retirement apartment center, Douglas Tower apartments. As of March 31, 2003, cumulative distributions to limited partners totaled $46,149,768, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of March 31, 2003, we had cash and cash equivalents of approximately $994,000 which includes approximately $126,000 for the payment of real estate taxes for Douglas and Hillside Living Centers.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the three months ended March 31, 2003. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

We executed an amendment of the Scandinavian Health Spa lease through September 30, 2013. Annual base rent will increase from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $7,606, and $3,795 was unpaid at March 31, 2003 and December 31, 2002, respectively.

An affiliate of our general partner is entitled to receive property management fees for management and leasing services. We incurred and paid property management fees of $3,869 and $3,795 for the three months ended March 31, 2003 and 2002, respectively.

Results of Operations

As of March 31, 2003, we own four operating properties, two living centers, a health club and a Walmart, which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property of $475 and $2,705 for the three months ended March 31, 2003 and 2002, respectively, is the result of deferred gains from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended to the individual purchasers. As of March 31, 2003, there are two mortgage loans receivable remaining relating to the sale of the Schaumburg Terrace condominiums.

Rental income was $361,958 and $389,971 for the three months ended March 31, 2003 and 2002, respectively. This decrease is due to lower effective annual rents on the nursing home properties as a result of lease amendments effective March 1, 2003.

Interest income was $13,192 and $69,991 for the three months ended March 31, 2003 and 2002, respectively. This decrease is due to the payoff of nine mortgage loans receivable in 2002.

In 2001, we sold the Douglas Towers apartment center on an installment basis and recorded a note receivable from the purchaser. As of August 1, 2002, the purchaser of the Douglas Towers apartment complex had ceased making the interest payments on the amount due to us. We have not recorded any additional interest income receivable subsequent to the cessation of interest payments. We are in the process of foreclosing on the property and as a result of the foreclosure will obtain title to the property. The foreclosure sale is scheduled for June 11, 2003.

Property operating expenses to non-affiliates were $7,594 and $924 for the three months ended March 31, 2003 and 2002, respectively. This increase is due to property level expenses relating to Douglas Towers that we paid while in the process of obtaining title to the property.

Professional services to affiliates were $7,618 and $2,194 for the three months ended March 31, 2003 and 2002, respectively. This increase is due to increases in legal and accounting services required by us.

General and administrative expenses to affiliates were $10,209 and $6,286 for the three months ended March 31, 2003 and 2002, respectively. This increase is due to mortgage servicing fees paid. General and administrative expenses to non-affiliates were $30,092 and $16,687 for the three months ended March 31, 2003 and 2002, respectively. This increase is due to an increase in the Illinois replacement tax incurred.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2002 and 2003:

	2002				2003
Properties	03/31	06/30	09/30	12/31	03/31
Douglas Living & Retirement Center	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%
Westlake, Ohio

Duncan Wal-Mart *	--	--	--	--	--
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

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistance Vice President and
Principal Financial Officer
Date:	May 12, 2003

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

    Date: May 12, 2003

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

Date: May 12, 2003

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

  Date: May 12, 2003