Form 10-Q
period 2003-06-30
INLANDS MONTHLY INCOME FUND L P
filed 2003-08-14
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$968,025	1,904,517
Accounts and interest receivable	7,091	3,636
Current portion of mortgage loans receivable (net of allowance for doubtful accounts of $372,953 at June 30, 2003) (Note 4)	96,844	6,883

Total current assets	1,071,960	1,915,036

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of June 30, 2003 and December 31, 2002):
Land	1,982,878	1,982,878
Buildings and improvements	10,550,722	10,150,722

	12,533,600	12,133,600
Less accumulated depreciation	4,549,669	4,403,556

Net investment properties	7,983,931	7,730,044

Other assets:
Mortgage loans receivable, less current portion	415,621	881,934
Deferred loan fees (net of accumulated amortization of $93,811 and $90,752 at June 30, 2003 and December 31, 2002, respectively)	5,099	8,158
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $323,606 and $321,315 at June 30, 2003 and December 31, 2002, respectively)	20,781	23,072
Deferred rent receivable (Note 2)	230,570	238,911

Total other assets	672,071	1,152,075

Total assets	$9,727,962	10,797,155

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002
Current liabilities:
Accounts payable and accrued expenses	$1,552	11,585
Accrued real estate taxes	20,063	2,500
Distributions payable (Note 5)	107,204	114,175
Due to Affiliates (Note 3)	10,784	3,795
Deposits held for others	123,996	105,222
Current portion of deferred gain on sale of investment property	1,899	1,742

Total current liabilities	265,498	239,019

Other liabilities	12,666	-
Deferred loan fees	566	800
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates	156,835	156,835
Deferred gain on sale of investment property, less current portion	114,754	115,861

Total liabilities	2,065,319	2,027,515

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	25,724,394	25,678,129
Cumulative distributions	(46,474,953)	(45,321,691)

	7,698,886	8,805,883

Total Partners' capital	7,662,643	8,769,640

Total liabilities and Partners' capital	$9,727,962	10,797,155

See accompanying notes to financial statements.

 INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income:
Rental income (Note 2)	$367,991	389,971	729,949	779,942
Interest income	11,172	58,684	24,364	128,675
Other income	-	4,850	-	12,619

	379,163	453,505	754,313	921,236
Expenses:
Professional services to Affiliates	4,341	4,234	11,959	6,428
Professional services to non-affiliates	2,860	-	32,840	30,760
General and administrative expenses to Affiliates	10,132	6,219	20,341	12,505
General and administrative expenses to non-affiliates	9,703	3,410	39,795	20,097
Property operating expenses to Affiliates	3,929	3,799	7,798	7,594
Property operating expenses to non- affiliates	11,164	-	18,758	924
Interest expense to non-affiliates	26,692	26,692	53,091	53,091
Bad debt expense	372,953	-	372,953	-
Depreciation	77,818	68,294	146,113	136,589
Amortization	2,675	2,676	5,350	5,350

	522,267	158,015	708,998	273,338

Operating income (loss)	(143,104)	309,716	45,315	647,898
Gain on sale of investment property	475	2,706	950	260,680

Net income (loss)	$(142,629)	312,422	46,265	908,578

Net income (loss) allocated to:
General Partner	-	-	-	-
Limited Partners	(142,629)	312,422	46,265	908,578

Net income (loss)	$(142,629)	312,422	46,265	908,578

Net income (loss) per weighted average Limited Partner Units of 59,285.65	$(2.41)	5.27	.78	15.33

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$46,265	908,578
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(950)	(260,680)
Bad debt expense	372,953	-
Depreciation	146,113	136,589
Amortization	5,350	5,350
Changes in assets and liabilities:
Accounts and interest receivable	(3,455)	5,268
Deferred rent receivable	8,341	(59,905)
Accounts payable and accrued expenses	(10,033)	(1,674)
Accrued real estate taxes	17,563	(2)
Due to Affiliates	6,989	(3,639)
Unearned income	12,432	(4,018)

Net cash provided by operating activities	601,568	725,867

Cash flows from investing activities:
Additions to investment properties	(400,000)	-
Principal payments received on mortgage loans receivable	3,399	853,498

Net cash provided by (used in) investing activities	(396,601)	853,498

Cash flows from financing activities:
Cash distributions	(1,160,233)	(722,174)
Deposits held for others	18,774	15,263

Net cash used in financing activities	(1,141,459)	(706,911)

Net increase (decrease) in cash and cash equivalents	(936,492)	872,454
Cash and cash equivalents at beginning of period	1,904,517	996,745

Cash and cash equivalents at end of period	$968,025	1,869,199

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$62,184	53,384

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2003
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

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $8,341 and an increase of $59,905 for the six months ended June 30, 2003 and 2002, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $230,570 and $238,911 in related deferred rent receivable as of June 30, 2003 and December 31, 2002, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

(3)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $10,784 and $3,795 was unpaid at June 30, 2003 and December 31, 2002, respectively.

An Affiliate of the general partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred and paid property management fees of $7,798 and $7,594 for the six months ended June 30, 2003 and 2002, respectively.

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

  Mortgage Loans Receivable

In 2001, we sold the Douglas Towers apartment center on an installment basis and recorded a note receivable from the purchaser. As of August 1, 2002, the purchaser of the Douglas Towers apartment complex had ceased making the interest payments on the amount due to us. On June 11, 2003, as mortgagee in possession, we received and accepted an offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, we have recorded $372,953 of bad debt expense relating to the mortgage receivable on the property.

(5)  Subsequent Events

During July 2003, the Partnership paid a distribution of $107,204 to the limited partners.

During July 2003, the Partnership received approximately $212,000 as prepayment of all principal and interest outstanding on one of the mortgage loans receivable relating to the sale of the Schaumburg Terrace condominiums.

On July 15, 2003, the Douglas Towers apartments were sold to an unaffiliated third party for approximately $95,000.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, recognize revenue, and our cost capitalization and depreciation policies. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others. All of the aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Valuation Mortgage Loans Receivable - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each mortgage loan receivable does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of mortgage loans receivable, management considers several factors such as projected sales proceeds and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.

Revenue Recognition - Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Statements of Operations. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Statements of Operations.

Cost Capitalization and Depreciation Policies - We review all expenditures and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement. If we capitalize more expenditures, current depreciation expense would be higher, however, total current expenses would be lower. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. We acquired seven properties using $25,831,542 of capital proceeds received. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. We sold one of the three lots adjacent to the Hillside Living Center during September 1997. In August 2001, we sold the 35 unit retirement apartment center, Douglas Tower apartments. As of June 30, 2003, cumulative distributions to limited partners totaled $46,474,953, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of June 30, 2003, we had cash and cash equivalents of approximately $968,000 which includes approximately $124,000 for the payment of real estate taxes for Douglas and Hillside Living Centers.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the six months ended June 30, 2003. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

We executed an amendment of the Scandinavian Health Spa lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $10,784, and $3,795 was unpaid at June 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner is entitled to receive property management fees for management and leasing services. We incurred and paid property management fees of $7,798 and $7,594 for the six months ended June 30, 2003 and 2002, respectively.

Results of Operations

As of June 30, 2003, we own four operating properties, two living centers, a health club and a Walmart, which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property of $950 and $260,680 for the six months ended June 30, 2003 and 2002, respectively, is the result of deferred gains from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended to the individual purchasers. As of June 30, 2003, there are two mortgage loans receivable remaining relating to the sale of the Schaumburg Terrace condominiums.

Rental income was $729,949 and $779,742 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due to lower effective annual rents on the nursing home properties as a result of lease amendments effective March 1, 2003. This decrease was partially offset by an increase in the Scandinavian Health Spa lease which was amended effective April 1, 2003.

Interest income was $24,364 and $128,675 for the six months ended June 30, 2003 and 2002, respectively. This decrease is due to the payoff of nine mortgage loans receivable in 2002.

In 2001, we sold the Douglas Towers apartment center on an installment basis and recorded a note receivable from the purchaser. As of August 1, 2002, the purchaser of the Douglas Towers apartment complex had ceased making the interest payments on the amount due to us. We have not recorded any additional interest income receivable subsequent to the cessation of interest payments. Our general partner continued to monitor the operations of the property. In December 2002, we took over management responsibilities of the property. Over the next several months, management realized that the expenses to hold and market the property were greater than anticipated, and due to poor economic conditions in the property area, it was determined that it would be in the best interest of the investors to sell the property. At that time, management believed that the anticipated sales proceeds would exceed the carrying amount of the mortgage receivable. A foreclosure sale was held on June 11, 2003, and only one bidder expressed interest in the property. Rather than incur significant costs to improve the property, management accepted the offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, we have recorded $372,953 of bad debt expense relating to the mortgage receivable on the property. The sale was completed on July 15, 2003 and we received $89,654, net of prorations.

Property operating expenses to non-affiliates were $18,758 and $924 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to property level expenses relating to Douglas Towers that we paid while in the process of obtaining title to the property.

Professional services to affiliates were $11,959 and $6,428 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to increases in legal and accounting services required by us.

General and administrative expenses to affiliates were $20,341 and $12,505 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to mortgage servicing fees paid and an increase in postage expense. General and administrative expenses to non-affiliates were $39,795 and $20,097 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to an increase in the Illinois replacement tax incurred.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

     32.1 Section 1350 Certification by Chief Executive Officer

     32.2 Section 1350 Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistance Vice President and
Principal Financial Officer
Date:	August 11, 2003