Form 10-Q
period 2003-09-30
INLANDS MONTHLY INCOME FUND L P
filed 2003-11-12
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$1,224,740	1,904,517
Accounts and interest receivable	2,097	3,636
Current portion of mortgage loans (Note 4)	3,630	6,883

Total current assets	1,230,467	1,915,036

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of September 30, 2003 and December 31, 2002):
Land	1,982,878	1,982,878
Buildings and improvements	10,550,722	10,150,722

	12,533,600	12,133,600
Less accumulated depreciation	4,627,487	4,403,556

Net investment properties	7,906,113	7,730,044

Other assets:
Mortgage loans receivable, less current portion	207,089	881,934
Deferred loan fees (net of accumulated amortization of $95,341 and $90,752 at September 30, 2003 and December 31, 2002, respectively)	3,569	8,158
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $324,751 and $321,315 at September 30, 2003 and December 31, 2002, respectively)	19,636	23,072
Deferred rent receivable (Note 2)	226,399	238,911

Total other assets	456,693	1,152,075

Total assets	$9,593,273	10,797,155

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002
Current liabilities:
Accounts payable and accrued expenses	$10,839	11,585
Accrued real estate taxes	2,006	2,500
Distributions payable (Note 5)	107,204	114,175
Due to Affiliates (Note 3)	16,212	3,795
Deposits held for others	86,775	105,222
Current portion of deferred gain on sale of investment property	950	1,742

Total current liabilities	223,986	239,019

Other liabilities	20,727	-
Deferred loan fees	234	800
Long-term debt	1,515,000	1,515,000
Commission payable to Affiliates	156,835	156,835
Deferred gain on sale of investment property, less current portion	57,409	115,861

Total liabilities	1,974,191	2,027,515

Partners' capital:
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	26,010,526	25,678,129
Cumulative distributions	(46,804,646)	(45,321,691)

	7,655,325	8,805,883

Total Partners' capital	7,619,082	8,769,640

Total liabilities and Partners' capital	$9,593,273	10,797,155

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Income:
Rental income (Notes 1 and 2)	$367,992	389,972	1,097,941	1,169,914
Interest income	6,290	33,365	30,654	162,040
Other income	-	17,429	-	30,048

	374,282	440,766	1,128,595	1,362,002
Expenses:
Professional services to Affiliates	6,588	3,238	18,547	9,665
Professional services to non-affiliates	1,782	3,000	31,762	33,760
General and administrative expenses to Affiliates	11,717	7,573	32,058	20,078
General and administrative expenses to non-affiliates	7,205	10,658	47,000	30,755
Property operating expenses to Affiliates	3,929	3,873	11,727	11,467
Property operating expenses to non- affiliates	7,745	-	29,363	924
Interest expense to non-affiliates	26,985	26,985	80,076	80,076
Bad debt expense	-	-	372,953	-
Depreciation	77,818	68,294	223,931	204,883
Amortization	2,675	2,675	8,025	8,025

	146,444	126,296	855,442	399,633

Operating income	227,838	314,470	273,153	962,369
Gain on sale of investment property	58,294	196,903	59,244	457,582

Net income	$286,132	511,373	332,397	1,419,951

Net income allocated to:
General Partner	-	-	-	-
Limited Partners	286,132	511,373	332,397	1,419,951

Net income	$286,132	511,373	332,397	1,419,951

Net income per weighted average Limited Partner Units of 59,285.65	$4.83	8.63	5.61	23.95

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$332,397	1,419,951
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	372,953	-
Gain on sale of investment property	(59,244)	(457,582)
Depreciation	223,931	204,883
Amortization	8,025	8,025
Changes in assets and liabilities:
Accounts and interest receivable	1,539	13,818
Deferred rent receivable	12,512	(83,748)
Accounts payable and accrued expenses	(746)	(220)
Accrued real estate taxes	(494)	(629)
Due to Affiliates	12,417	(98)
Unearned income	20,161	(6,065)
Net cash provided by operating activities	923,451	1,098,335
Cash flows from investing activities:
Additions to investment properties	(400,000)	-
Principal payments received on mortgage loans receivable	305,145	1,514,933
Net cash provided by (used in) investing activities	(94,855)	1,514,933
Cash flows from financing activities:
Cash distributions	(1,489,926)	(1,876,356)
Deposits held for others	(18,447)	(33,542)
Net cash used in financing activities	(1,508,373)	(1,909,898)
Net increase (decrease) in cash and cash equivalents	(679,777)	703,370
Cash and cash equivalents at beginning of period	1,904,517	996,745

Cash and cash equivalents at end of period	$1,224,740	1,700,115

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$80,370	80,370

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2003
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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2003
(unaudited)

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management of the Partnership does not anticipate that the provisions of SFAS No. 150 will have an impact on the Partnership's financial condition and results of operations.

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $12,512 and an increase of $83,748 for the nine months ended September 30, 2003 and 2002, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $226,399 and $238,911 in related deferred rent receivable as of September 30, 2003 and December 31, 2002, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2003
(unaudited)

(3)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $16,212 and $3,795 was unpaid at September 30, 2003 and December 31, 2002, respectively.

An Affiliate of the general partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred and paid property management fees of $11,727 and $11,467 for the nine months ended September 30, 2003 and 2002, respectively.

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

(4)  Mortgage Loans Receivable

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

(5)  Subsequent Events

During October, 2003, the Partnership paid a distribution of $107,204 to the limited partners.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, recognize revenue, and our cost capitalization and depreciation policies. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

In determining the value of mortgage loans receivable, management considers several factors such as projected sales proceeds and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

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

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. We acquired seven properties using $25,831,542 of capital proceeds received. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. We sold one of the three lots adjacent to the Hillside Living Center during September 1997. In August 2001, we sold the 35 unit retirement apartment center, Douglas Tower apartments. As of September 30, 2003, cumulative distributions to limited partners totaled $46,804,646, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of September 30, 2003, we had cash and cash equivalents of approximately $1,224,000 which includes approximately $86,000 for the payment of real estate taxes for Douglas and Hillside Living Centers.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the nine months ended September 30, 2003. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

We executed an amendment of the Scandinavian Health Spa lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $16,212, and $3,795 was unpaid at September 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner is entitled to receive property management fees for management and leasing services. We incurred and paid property management fees of $11,727 and $11,467 for the nine months ended September 30, 2003 and 2002, respectively.

Results of Operations

As of September 30, 2003, we own four operating properties, two living centers, a health club and a Walmart, which are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property of $59,244 and $457,582 for the nine months ended September 30, 2003 and 2002, respectively, is the result of deferred gains from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended to the individual purchasers. As of September 30, 2003, there is one mortgage loan receivable remaining relating to the sale of the Schaumburg Terrace condominiums.

Rental income was $1,097,941 and $1,169,914 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due to lower effective annual rents on the nursing home properties as a result of lease amendments effective March 1, 2003. This decrease was partially offset by an increase in the Scandinavian Health Spa lease which was amended effective April 1, 2003.

Interest income was $30,654 and $162,040 for the nine months ended September 30, 2003 and 2002, respectively. This decrease is due to the payoff of ten mortgage loans receivable in 2002 and the payoff of two mortgage loans receivable in 2003.

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

Property operating expenses to non-affiliates were $29,363 and $924 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to property level expenses relating to Douglas Towers that we paid while in the process of obtaining title to the property.

Professional services to affiliates were $18,547 and $9,665 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to increases in legal and accounting services required by us.

General and administrative expenses to affiliates were $32,058 and $20,078 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to mortgage servicing fees paid and an increase in postage expense. General and administrative expenses to non-affiliates were $47,000 and $30,755 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to an increase in the Illinois replacement tax incurred.

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

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

     32.1 Section 1350 Certification by principal executive officer

     32.2 Section 1350 Certification by principal financial officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistance Vice President and
principal financial officer
Date:	November 12, 2003