Form 10-K
period 2003-12-31
INLANDS MONTHLY INCOME FUND L P
filed 2004-03-30
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2003

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

We acquired fee ownership of the following real property investments:
Property and Location (a)	Square Feet	Date of Purchase

McHenry Plaza	56,643	10/19/87
Shopping Center		(sold 7/19/00)
McHenry, Illinois

Douglas Nursing Home (c)	65,661	01/13/88
Living and Retirement Center Mattoon, Illinois	(35 Units occupying 36,389 square feet)	(Sold 8/24/01)

Hillside Nursing Home	21,565	01/29/88
Living Center		(1 of 3 adj. lots
Yorkville, Illinois		sold 09/12/97)

Scandinavian Health Spa, Inc.	26,040	04/20/88
Health and Tennis Club
Westlake, Ohio

Schaumburg Terrace (c)	186,720	06/24/88
Condominiums Complex	(228 Units occupying	(sold during
Schaumburg, Illinois	186,720 square feet)	1994 & 1995)

Wal-Mart - Duncan (b)	68,907	08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul	65,930	08/05/88
Department Store		(sold 11/17/00)
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

The following is a list of our significant operating leases and the revenues from those leases as a percent of our gross income.

Significant net operating leases	2003	2002	2001

Elite Care Corporation ("Elite")	55%	51%	46%

Scandinavian Health Spa, Inc. ("SHS")	25%	20%	18%

Wal-Mart Stores, Inc.	18%	15%	13%

During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. As Elite did not request any additional consideration, such as a rent reduction, we agreed and took over management of the apartments in May 2000. In August 2001, we sold the apartment center on an installment basis. As of August 1, 2002, the purchaser of the Douglas Towers apartment center had ceased making the interest payments on the amount due to us. We did not record any additional interest income receivable subsequent to the cessation of interest payments. Our general partner continued to monitor the operations of the property. In December 2002, we took over management responsibilities of the property. Over the next several months, management realized that the expenses to hold and market the property were greater than anticipated, and due to poor economic conditions in the property area, it was determined that it would be in the best interest of the investors to sell the property. At that time, management believed that the anticipated sales proceeds would exceed the carrying amount of the mortgage receivable. A foreclosure sale was held on June 11, 2003, and only one bidder expressed interest in the property. Rather than incur significant costs to improve the property, management accepted the offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, we recorded $367,318 of bad debt expense relating to the mortgage receivable on the property. The sale was completed on July 15, 2003 and we received $89,655, net of prorations.

We entered into revised ten-year lease extensions with Elite, which began as of July 1, 2001. Under the new leases, Elite received a 10% rental rate reduction. Effective March 1, 2003, we executed amendments to the Elite leases, due to economic conditions in the nursing home industry, which eliminate the increases in rent over the term of the leases.

Our 2004 business plan is to obtain an extension of the existing mortgage secured by the Duncan Wal-Mart property. The mortgage has a maturity date of April 30, 2004. We continue to market the Scandinavian Health Club for sale, and as of March 22, 2004, we have found a buyer and have entered into an agreement to sell this asset. Provided contingencies are met, the buyer performs and the sale closes, a portion of the sales proceeds will be used to payoff the Duncan Wal-Mart debt and make a distribution to investors. We are currently marketing the Duncan Wal-Mart property for sale. We will monitor the status of the tenant of the nursing homes throughout the course of 2004, and evaluate the possibility of marketing the nursing homes for sale in 2005.

We also compete with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

We had no employees during 2003.

Our general partner and its affiliates provide services to us. The general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner receives a property management fee for management and leasing services relating to our properties.

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our general partner's website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our general partner's website address is www.inland-investments.com. The information contained on this website, or other websites linked to our website, is not part of this document.

Limited Partners wishing to communicate with our general partner can do so by writing to the attention of the general partner care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

We own directly the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for our investment properties as of the end of each of the last five years. N/A indicates the property was not owned by us at the end of the year.

	2003	2002	2001	2000	1999

McHenry Plaza	N/A	N/A	N/A	N/A	89%
McHenry, Illinois

Douglas Nursing Home	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Nursing Home	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Club	100%	100%	100%	100%	100%
Westlake, Ohio

Wal-Mart - Duncan (*)	100%	100%	100%	100%	100%
Duncan, Oklahoma

Wal-Mart - Rantoul	N/A	N/A	N/A	N/A	100%
Rantoul, Illinois

(*) This store has been vacated by the lessee, however the lessee continues to pay rent.

The following is a list of average effective annual rents per square foot for our investment properties for each of the last five years:

		2003	2002	2001	2000	1999

McHenry Plaza	$	N/A	N/A	N/A	N/A	7.10
McHenry, Illinois

Douglas Nursing Home (a)		14.79	16.77	16.77	6.46	6.46
Mattoon, Illinois

Hillside Nursing Home		17.94	20.44	20.44	17.59	17.59
Yorkville, Illinois

Scandinavian Health Club		14.49	13.79	13.79	13.79	13.79
Westlake, Ohio

Wal-Mart - Duncan		3.90	3.90	3.90	3.90	3.90
Duncan, Oklahoma

Wal-Mart - Rantoul		N/A	N/A	N/A	N/A	3.57
Rantoul, Illinois

(a) Increase in effective annual rent in 2001 due to sale of Douglas Towers apartment complex.

The following tables set forth certain information with respect to the amount and expiration of leases for our investment properties:
	Square Feet		Renewal	December 31, 2003	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Club
Scandinavian Health Spa, Inc (2)	26,040	09/2013	-	$383,231	$14.72

Douglas Living Center
Elite (3)	29,272	6/2011	1/5 years	442,833	15.13

Hillside Living Center
Elite (3)	21,565	6/2011	1/5 years	396,144	18.37

Duncan Wal-Mart (*)
Wal-Mart Stores, Inc.	68,907	1/2014	5/5 years	266,440	3.87

(*) This store has been vacated by the lessee, however the lessee continues to pay rent.
Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base Rent	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	(1)($)	Leases ($)	Leases (%)	Leases (%)

2004	-	-	-	1,488,648	-	-	-
2005	-	-	-	1,491,903	-	-	-
2006	-	-	-	1,501,668	-	-	-
2007	-	-	-	1,501,668	-	-	-
2008	-	-	-	1,511,755	-	-	-
2009	-	-	-	1,535,183	-	-	-
2010	-	-	-	1,538,438	-	-	-
2011	2	50,837	838,977	1,548,203	16.50	35	54
2012	-	-	-	709,226	-	-	-
2013	1	26,040	422,291	709,226	16.22	18	60

  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the general partner that the space will be released at market rates.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2003.

PART II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of March 22, 2004, there were 1,954 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the limited partners.

Although we established a unit repurchase program, there are no funds remaining for the repurchase of units through this program.

For the years ended December 31, 2003 and 2002, we paid the following distributions:

Distributions to:	2003	2002

General partners	$-	-
Limited partners	1,810,781	2,712,432

Total	$1,810,781	2,712,432

Item 6. Selected Financial Data

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

For the years ended December 31, 2003, 2002, 2001, 2000 and 1999

(not covered by Independent Auditors' Report)

	2003	2002	2001	2000	1999

Total assets	$9,509,839	10,797,155	12,247,882	13,169,986	20,543,158

Long-term debt, less current portion	-	1,515,000	1,515,000	1,515,000	2,500,000

Total income	1,502,396	1,812,078	1,989,321	2,331,907	2,710,052

Net income	534,951	1,941,520	1,479,385	3,478,933	2,161,095

Net income per the one general partner unit	-	-	-	-	-

Net income allocated per limited partnership unit	9.02	32.75	24.95	58.68	36.45

Distributions to limited partners	1,810,781	2,712,432	2,176,301	9,201,636	4,262,501

Distributions to limited partners per unit	30.54	45.75	36.71	156.06	71.90

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

The net income per unit and distribution per unit data is based upon the weighted average number of units outstanding of 59,285.65.

The distributions to limited partners represent the total distributions to the limited partners, a portion of which was funded by the general partner.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, recognize revenue, and our cost capitalization and depreciation policies. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization and discount rates used to determine property valuation are based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others. All of the aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Valuation of Mortgage Loans Receivable - On a quarterly basis, we conduct an analysis to ensure that the carrying value of each mortgage loan receivable is recoverable from the borrower. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

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

Revenue Recognition - Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Statements of Operations. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Statements of Operations.

Cost Capitalization and Depreciation Policies - We review all expenditures and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement. If we capitalize more expenditures, current depreciation expense would be higher, however, total current expenses would be lower. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 to 40 years for buildings and improvements and the remaining life of the related lease for tenant improvements.

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of our units have been admitted to our partnership. We acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, we sold the 35-unit retirement apartment center which was part of the Douglas Living and Retirement Center. As of December 31, 2003, cumulative distributions to limited partners totaled $47,132,472, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of December 31, 2003, we had cash and cash equivalents of $1,229,895, which includes approximately $109,000 expected to be used for the payment of real estate taxes for Douglas and Hillside Living Centers. As of December 31, 2003, we have received prepayments on 36 of the original 37 mortgage loans receivable relating to the sale of Schaumburg Terrace. A portion of these repayment proceeds were included in the distributions to the limited partners during 2003 and in prior years. We intend to use the remaining funds for future distributions and for working capital requirements.

Our $1,515,000 debt, collateralized by the Duncan Wal-Mart, matures on April 30, 2004. We intend to obtain an extension of this loan. We continue to market the Scandinavian Health Club for sale, and as of March 22, 2004, we have found a buyer and have entered into an agreement to sell this asset. Provided contingencies are met, the buyer performs and the sale closes, a portion of the sales proceeds will be used to payoff the Duncan Wal-Mart debt and make a distribution to investors.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the year ended December 31, 2003. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

We executed an amendment of the SHS lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property.

Due to conditions in the nursing home industry, we executed amendments to the Elite leases, effective March 1, 2003, which eliminate the increases in rent over the term of the leases.

Transactions with Related Parties

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs of $68,925, $39,694 and $51,222 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2003, 2002 and 2001 respectively, of which $11,702 and $3,795 remained unpaid at December 31, 2003 and 2002, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $15,656, $15,336 and $21,461 for the years ended December 31, 2003, 2002 and 2001, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2003.

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

In connection with the sale of Douglas Towers on August 24, 2001, the Partnership recorded $5,635 of sales commission payable to an affiliate of the general partner. This commission was written off against the bad debt expense in 2003.

Results of Operations

As of December 31, 2003, we own four operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the years ended December 31, 2003, 2002 and 2001 is the result of deferred gain of $59,482, $649,215 and $218,349, respectively, from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. In addition, for the year ended December 31, 2001, $10,324 of gain was recognized due to the sale of the Douglas Towers 35-unit apartment center.

Rental income was $1,465,933, $1,559,885 and $1,642,085 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 is the result of the modification to the Elite leases to eliminate the increases over the term of the leases. This reduced the effective annual rent received. This decrease is partially offset by the increase in the SHS lease as a result of the April 2003 amendment. In 2002, rent decreased due to the sales of the Douglas Towers apartment center in 2001.

We entered into revised ten-year lease extensions with Elite, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Effective March 1, 2003, due to conditions in the nursing home industry, we executed amendments to the Elite leases which eliminate the increases in rent over the term of the leases.

Interest income was $36,463, $187,908 and $288,219 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease is due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to lower interest rates.

Professional services to Affiliates were $28,290, $15,273 and $22,845 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2002 was due to a decrease in accounting and legal fees paid to affiliates.

General and administrative expenses to affiliates were $40,635, to $24,421 and $28,377 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 is due to increases in investor service expenses, postage and supplies. General and administrative expenses to non-affiliates were $55,858, to $38,727 and $76,888 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in general and administrative expenses to non-affiliates for the years ended December 31, 2003 and 2001, as compared to the years ended December 31, 2002, is due primarily to an increase in state taxes paid.

Property operating expenses to non-affiliates were $64,743, $1,043 and $189,243 for the years ended December 31, 2003, 2002 and 2001, respectively. Property operating expenses to non-affiliates decreased for the year ended December 31, 2002, as compared to the year ended December 31, 2001 due to the sale of the Douglas Towers apartment center in 2001. During 2003, property operating expenses to non-affiliates increased due to property level expenses relating to Douglas Towers that we paid while in the process of obtaining title to the property.

In 2001, we sold the Douglas Towers apartment center on an installment basis and recorded a note receivable from the purchaser. As of August 1, 2002, the purchaser of the Douglas Towers apartment center had ceased making the interest payments on the amount due to us. We did not record any additional interest income receivable subsequent to the cessation of interest payments. Our general partner continued to monitor the operations of the property. In December 2002, we took over management responsibilities of the property. Over the next several months, management realized that the expenses to hold and market the property were greater than anticipated, and due to poor economic conditions in the property area, it was determined that it would be in the best interest of the investors to sell the property. At that time, management believed that the anticipated sales proceeds would exceed the carrying amount of the mortgage receivable. A foreclosure sale was held on June 11, 2003, and only one bidder expressed interest in the property. Rather than incur significant costs to improve the property, management accepted the offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, we recorded $367,318 of bad debt expense relating to the mortgage receivable on the property. The sale was completed on July 15, 2003 and we received $89,655, net of prorations.

Our Partnership Agreement

Our partnership agreement defines the allocation of distributable available cash and profits and losses. Limited partners will receive 100% of cash available for distribution until the limited partners have received a cumulative preferred return of 8% per annum. Thereafter, the general partner shall be allocated an amount equal to any supplemental capital contributions outstanding at the time of the distribution and then 95% of cash available for distribution will be allocated to the limited partners and 5% will be allocated to the general partner.

Pursuant to the terms of the partnership agreement, our profits and losses from operations are allocated as follows:

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

We allocate income to partners such that no partner group will receive an allocation of income which is greater than our net income for the related period.

Our general partner is required to make supplemental capital contributions, if necessary, from time to time in amounts sufficient to allow us to make distributions to the limited partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the general partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2003. The cumulative amount of such supplemental capital contributions at December 31, 2003 is $2,095,863.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of December 31, 2003.
Contractual Obligations	Payments due by period
		Less than
	Total	1 year	1-3 years

Long-Term Debt	$1,515,000	1,515,000	-

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2003, 2002 and 2001.

	12/31/03	09/30/03	06/30/03	03/31/03

Total income	$373,801	374,282	379,163	375,150
Net income (loss)	202,316	227,838	(143,104)	188,419
Net income (loss) allocated to the limited partners	202,316	227,838	(143,104)	188,419
Net income (loss) per limited partnership unit, basic and diluted	3.41	3.84	(2.41)	3.18

	12/31/02	09/30/02	06/30/02	03/31/02

Total income	$450,076	440,766	453,505	467,731
Net income	329,936	314,471	338,181	309,717
Net income allocated to the limited partners	329,936	314,471	338,181	309,717
Net income per limited partnership unit, basic and diluted	5.58	5.30	5.70	5.22

	12/31/01	09/30/01	06/30/01	03/31/01

Total income	$507,833	472,586	503,181	505,721
Net income	358,973	322,707	308,538	260,494
Net income allocated to the limited partners	358,973	322,707	308,538	260,494
Net income per limited partnership unit, basic and diluted	6.05	5.44	5.20	4.39

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheets of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 2003 and 2002 the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2003 and 2002

Assets
	2003	2002
Current assets:
Cash and cash equivalents (Note 1)	$1,229,895	1,904,517
Mortgage and other interest receivable	2,100	3,636
Current portion of mortgage loans receivable	209,824	6,883

Total current assets	1,441,819	1,915,036

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of December 31, 2003 and 2002, respectively) (Notes 1, 4 and 5):
Land	1,982,878	1,982,878
Buildings and improvements	10,550,722	10,150,722

	12,533,600	12,133,600
Less accumulated depreciation	4,705,305	4,403,556

Net investment properties	7,828,295	7,730,044

Other assets:
Mortgage loans receivable, less current portion	-	881,934
Deferred loan fees (net of accumulated amortization of $96,870 and $90,752 at December 31, 2003 and 2002, respectively) (Note 1)	2,040	8,158
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $328,932 and $321,315 at December 31, 2003 and 2002, respectively) (Note 1)	15,455	23,072
Deferred rent receivable (Notes 1 and 6)	222,230	238,911

Total other assets	239,725	1,152,075

Total assets	$9,509,839	10,797,155

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2003 and 2002

Liabilities and Partners' Capital
	2003	2002
Current liabilities:
Accounts payable and accrued expenses	$57,945	11,585
Accrued real estate taxes	2,500	2,500
Distributions payable (Note 8)	110,778	114,175
Due to Affiliates (Note 3)	11,702	3,795
Deposits held for others	108,607	105,222
Current portion of long-term debt (Note 7)	1,515,000	-
Current portion of deferred gain on sale of investment property	58,121	1,742

Total current liabilities	1,864,653	239,019

Deferred loan fees (Note 1)	176	800
Long-term debt (Note 7)	-	1,515,000
Commission payable to Affiliates	151,200	156,835
Deferred gain on sale of investment property, less current portion (Note 5)	-	115,861

Total liabilities	2,016,029	2,027,515

Partners' capital (deficit) (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	26,213,080	25,678,129
Cumulative distributions	(47,132,472)	(45,321,691)

	7,530,053	8,805,883

Total Partners' capital	7,493,810	8,769,640

Total liabilities and Partners' capital	$9,509,839	10,797,155

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Income:
Rental income (Notes 1 and 6)	$1,465,933	1,559,885	1,642,085
Interest income	36,463	187,908	288,219
Other income	-	64,285	59,017

	1,502,396	1,812,078	1,989,321
Expenses:
Professional services to Affiliates	28,290	15,273	22,845
Professional services to non-affiliates	31,881	34,035	34,333
General and administrative expenses to Affiliates	40,635	24,421	28,377
General and administrative expenses to non-affiliates	55,858	38,727	76,888
Property operating expenses to Affiliates	15,656	15,336	21,461
Property operating expenses to non-affiliates	64,743	1,043	189,243
Interest expense to non-affiliates	107,062	107,062	107,062
Bad debt expense	367,318	-	-
Depreciation	301,749	273,177	246,780
Amortization of deferred loan and leasing fees	13,735	10,699	11,620

	1,026,927	519,773	738,609

Net operating income	475,469	1,292,305	1,250,712
Gain on sale of investment property (Note 5)	59,482	649,215	228,673

Net income	$534,951	1,941,520	1,479,385

Net income allocated to (Note 2):
General Partner	$-	-	-
Limited Partners	534,951	1,941,520	1,479,385

Net income	$534,951	1,941,520	1,479,385

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$9.02	32.75	24.95

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2003, 2002 and 2001

	General	Limited
	Partner	Partners	Total

Balance (deficit) January 1, 2001	$(36,243)	10,273,711	10,237,468

Net income (Note 2)	-	1,479,385	1,479,385
Distributions to Limited Partners ($36.71 per weighted average of Limited Partnership Units of 59,285.65)	-	(2,176,301)	(2,176,301)

Balance (deficit) December 31, 2001	(36,243)	9,576,795	9,540,552

Net income (Note 2)	-	1,941,520	1,941,520
Distributions to Limited Partners ($45.75 per weighted average of Limited Partnership Units of 59,285.65)	-	(2,712,432)	(2,712,432)

Balance (deficit) December 31, 2002	(36,243)	8,805,883	8,769,640

Net income (Note 2)	-	534,951	534,951
Distributions to Limited Partners ($30.54 per weighted average of Limited Partnership Units of 59,285.65)	-	(1,810,781)	(1,810,781)

Balance (deficit) December 31, 2003	$(36,243)	7,530,053	7,493,810

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$534,951	1,941,520	1,479,385
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	-	-	(10,324)
Recognition of deferred gain on sale of property	(59,482)	(649,215)	(218,349)
Bad debt expense	367,318	-	-
Depreciation	301,749	273,177	246,780
Amortization of deferred loan and leasing fees	13,735	10,699	11,620
Changes in assets and liabilities:
Accounts and rents receivable	-	-	20,278
Mortgage and other interest receivable	1,536	18,900	1,230
Other current assets	-	-	289
Deferred rent receivable	16,681	(107,592)	67,117
Accounts payable and accrued expenses	46,360	1,111	10,474
Due to Affiliates	7,907	(3,644)	(1,772)
Deferred loan fees	(624)	(7,761)	(5,538)

Net cash provided by operating activities	1,230,131	1,477,195	1,601,190

Cash flows from investing activities:
Proceeds from sale of investment property	-	-	33,945
Principal payments received on mortgage loans receivable	306,040	2,163,315	717,044
Capital expenditures	(400,000)	-	-

Net cash provided by investing activities	(93,960)	2,163,315	750,989

Cash flows from financing activities:
Cash distributions	(1,814,178)	(2,721,265)	(2,180,705)
Deposits held for others	3,385	(11,473)	(11,234)

Net cash used in financing activities	(1,810,793)	(2,732,738)	(2,191,939)

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net increase (decrease) in cash and cash equivalents	$(674,622)	907,772	160,240
Cash and cash equivalents at beginning of year	1,904,517	996,745	836,505

Cash and cash equivalents at end of year	$1,229,895	1,904,517	996,745

Cash paid for interest	$116,155	107,062	97,969

Supplemental disclosure of non-cash investing activities:

Sale of investment property:
Reduction of investment in property	$-	-	480,594
Mortgage loan receivable	-	-	(462,608)
Gain on sale	-	-	10,324
Commission payable to Affiliates	-	-	5,635

Proceeds from sale of investment property	$-	-	33,945

See accompanying notes to financial statements

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2003, 2002 and 2001

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents which are carried at cost, which approximates market.

On January 1, 2003, the Partnership adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121. The Partnership adopted the provisions of this statement beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

A presentation of information about operating segments as required in SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statements of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 had no effect on the Partnership's financial statements.

Depreciation expense is computed using the straight-line method over the following estimated useful lives. Buildings and improvements are based upon estimated useful lives of 30 to 40 years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives. Tenant improvements are depreciated over the related lease term.

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

The Partnership's records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments relating to depreciation and the Supplemental Capital Contributions (Note 2) to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

2003	2002
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$9,509,839	12,799,091	10,797,155	14,086,398

Partners' capital (deficit):
General Partner	(36,243)	(43,130)	(36,243)	(40,398)
Limited Partners	7,530,053	10,826,183	8,805,883	12,099,282

Net income (loss):
General Partner	-	(2,732)	-	(2,653)
Limited Partners	534,951	537,682	1,941,520	1,944,173

Net income per Limited Partnership Unit	9.02	9.07	32.75	32.79

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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the General Partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2003. The cumulative amount of such Supplemental Capital Contributions at December 31, 2003 is $2,095,863.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $11,702 and $3,795 remained unpaid at December 31, 2003 and 2002, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $15,656, $15,336 and $21,461 for the years ended December 31, 2003, 2002 and 2001, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2003.

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

In connection with the sale of Douglas Towers on August 24, 2001, the Partnership recorded $5,635 of sales commission payable to an affiliate of the general partner. This commission was written off against the bad debt expense in 2003.

(4) Investment Properties

Scandinavian Health Spa, Inc., Westlake, Ohio

On April 20, 1988, the Partnership purchased an existing 26,040 square foot health and racquet club known as Scandinavian Health Spa, located in Westlake, Ohio. The total cost of this property to the Partnership was $3,068,930, which includes the purchase price of $2,760,000 and acquisition costs of $308,930. The original lease was scheduled to expire in December 2004 and the tenant had the option to extend the lease for two additional five-year periods.

In 2003, the Partnership and tenant executed an amendment of this lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, the Partnership paid $400,000 for tenant improvements and equipment at the property.

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

Douglas Living and Retirement Center, Mattoon, Illinois

On January 13, 1988, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consists of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation ("Elite"). The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. As part of the lease extension, Elite requested that they be released from the management of the 35-unit retirement apartment center. As Elite did not request any additional consideration at this time, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000.

The Partnership sold the apartment center in August 2001 on an installment basis. As of August 1, 2002, the purchaser of the Douglas Towers apartment center had ceased making the interest payments on the amount due to the Partnership. The Partnership did not record any additional interest income receivable subsequent to the cessation of interest payments. The General Partner continued to monitor the operations of the property. In December 2002, the Partnership was appointed mortgagee in possession and took over management responsibilities of the property. Over the next several months, management realized that the expenses to hold and market the property were greater than anticipated, and due to poor economic conditions in the property area, it was determined that it would be in the best interest of the investors to sell the property. At that time, management believed that the anticipated sales proceeds would exceed the carrying amount of the mortgage receivable. A foreclosure sale was held on June 11, 2003, and only one bidder expressed interest in the property. Rather than incur significant costs to improve the property, management accepted the offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, the Partnership recorded $367,318 of bad debt expense relating to the mortgage receivable on the property. The sale was completed on July 15, 2003 and the Partnership received $89,655, net of prorations.

The Partnership and Elite entered into a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. The Partnership executed an amendment to the Elite lease, effective March 1, 2003, which eliminates the increases in rent over the term of the lease. The current rent per annum is $442,833.

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

The Partnership and Elite entered into a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. The Partnership executed another amendment to the Elite lease, effective March 1, 2003, which eliminates the increases in rent over the term of the lease. The current rent per annum is $396,144.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
	2003	2002

Health and Tennis Club:
Cost	$3,468,930	3,068,930
Less accumulated depreciation	1,333,578	1,222,149

	2,135,352	1,846,781

Nursing Homes:
Cost	6,026,123	6,026,123
Less accumulated depreciation	2,413,888	2,285,698

	3,612,235	3,740,425

Department Stores:
Cost	3,038,547	3,038,547
Less accumulated depreciation	957,839	895,709

	2,080,708	2,142,838

Total	$7,828,295	7,730,044

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The Partnership has recorded $59,482, $649,215 and $218,349 of gain as a result of these installment sales in 2003, 2002 and 2001, respectively, as principal payments were received. As of December 31, 2003, the Partnership has received prepayments on 36 of the original 37 mortgage loans receivable. The current principal balance of the remaining loan is $209,824. This loan requires monthly principal and interest payments totaling approximately $1,800 based on an interest rate of 8.625% per annum and matures October 2004. The remaining deferred gain of $58,121 as of December 31, 2003 will be recognized as principal payments are received on the remaining mortgage loan receivable.

At December 31, 2003 and 2002, the fair market value of the mortgage loans receivable approximated their carrying value.

(6)  Operating Leases

The following is a list of the Partnership's significant operating leases and the revenues from those leases as a percent of the Partnership's operating income.

Significant net operating leases	2003	2002	2001

Elite Care Corporation "Elite"	55%	51%	46%

Scandinavian Health Spa, Inc. "SHS"	25%	20%	18%

Wal-Mart Stores, Inc.	18%	15%	13%

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $16,681 in 2003, an increase of $107,592 in 2002 and a decrease of $67,117 in 2001, of rental income for the period of occupancy for which stepped rent increases apply and $222,230 and $238,911 in related deferred rent receivable as of December 31, 2003 and 2002, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

Remaining lease terms of the Partnership's properties range from seven years to ten years. Minimum lease payments to be received in the future from operating leases are as follows:

2004	$1,488,648
2005	1,491,903
2006	1,501,668
2007	1,501,668
2008	1,511,755
Thereafter	5,539,126

Total	$13,034,768

No assumptions have been made regarding the releasing of expiring leases.

(7) Long-Term Debt

On April 30, 1999, the Partnership refinanced the original $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan was for $2,500,000 and was collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. Due to the sale of the Rantoul Wal-Mart, $985,000 was repaid. The replacement loan bears an interest rate of 6.97% as compared to the interest rate of 9.75% on the original loan. The replacement loan requires monthly interest only payments and matures on April 30, 2004. The Partnership distributed excess refinancing proceeds to the limited partners on June 10, 1999. The lender has agreed to extend this loan until October 30, 2004.

The fair market value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair market value of the Partnership's mortgage is estimated to be $1,520,000 and $1,533,000 at December 31, 2003 and 2002, respectively. The Partnership estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Partnership for similar debt instruments of comparable maturities by the Partnership's lenders.

(8)  Subsequent Events

The Partnership paid distributions of $110,778, $110,472 and $103,345 on January 10, 2004, February 10, 2004 and March 10, 2004, respectively.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2003

		Initial Cost to Partnership (A)			Gross amount at which carried at end of period (B)
			Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Encumbrance	Land	improvements	Acquisition	improvements	improvements	(C)	(D)	cted	Acquired	is computed

Douglas Nursing Home
Living/Retirement
Center
Mattoon, IL	$-	411,778	3,162,687	5,385	328,422	2,526,762	2,855,184	1,088,236	1964	01/13/1988	40 yrs.

Hillside Nursing Home
Living Center
Yorkville, IL	-	232,034	2,963,679	-	207,260	2,963,679	3,170,939	1,325,652	1963	01/29/1988	40 yrs.

Scandinavian Health
Spa Health and
Tennis Club
Westlake, OH	-	583,204	2,485,726	400,000	583,204	2,885,726	3,468,930	1,333,578	1984	04/20/1988	30 yrs.

Wal-Mart - Duncan
Department Store
Duncan, OK	1,515,000	863,992	2,174,555	-	863,992	2,174,555	3,038,547	957,839	1987	08/05/1988	35 yrs.

	$1,515,000	2,091,008	10,786,647	405,385	1,982,878	10,550,722	12,533,600	4,705,305

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003, 2002 and 2001

Notes:

  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2003 for federal income tax purposes was approximately $12,534,000 (unaudited).
  Reconciliation of real estate owned:

	2003	2002	2001

Balance at beginning of year	$12,133,600	12,133,600	12,858,266
Additions	400,000	-	-
Disposals	-	-	(724,666)

Balance at end of year	$12,533,600	12,133,600	12,133,600

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$4,403,556	4,130,379	4,127,671
Depreciation expense	301,749	273,177	246,780
Disposals	-	-	(244,072)

Balance at end of year	$4,705,305	4,403,556	4,130,379

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2003.

Item 9 (a). Controls and Procedures

The general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation or IREIC, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately-owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of the general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its affiliates ("Inland") that are likely to provide services to us are as follows. Ages listed are as January 1, 2004.

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer-IREIC
Roberta S. Matlin	Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Goodwin is Chairman and CEO of The Inland Real Estate Group, Inc., headquartered in Oak Brook, Illinois. The Inland Real Estate Group of Companies is comprised of independent real estate investment and financial companies, with managed assets in excess of $5 billion, doing business nationwide. With 35 years experience in real estate investment, commercial real estate brokerage, land development and construction, and mortgage lending, Inland is one of the nation's largest privately held real estate companies.

Mr. Goodwin has served as a Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He has been Chairman of the Bank Holding Company of American National Bank of DuPage. Currently, he is the Chairman of the Board of Inland Bancorp and Chairman of Inland Mortgage Corporation. Recently he organized the new Westbank State Bank and has overseen the underwriting and issuance of bond financing for real estate developments including Benedictine University and DuPage Airport. He also oversees numerous stock market investment portfolios and is the advisor for a publicly traded mutual fund.

Mr. Goodwin has been in the housing industry for more than 35 years, and has demonstrated a lifelong interest in housing-related issues. He is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

A product of Chicago-area schools, and Mr. Goodwin obtained his Bachelor's and Master's Degrees from Illinois state universities. Following graduation, he taught for five years in the Chicago Public Schools. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities. He is Vice Chairman of the Board of Trustees of Benedictine University, and Chairman of the Northeastern Illinois University Board of Trustees.

    ROBERT H. BAUM (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nineteen persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $8 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 60) has been with Inland since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 62) is President, Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President, Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for over 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 45) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 59) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 2003, she has been Vice President of Administration of Inland Western Retail Real Estate Trust, Inc. and since 1998, she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 51) is President and Director of Inland Real Estate Exchange Corporation. Ms. DelRosso is also President and Managing Broker of Inland Partnership Property Sales Corporation, and serves as a Senior Vice President of Inland Real Estate Investment Corporation. Ms. DelRosso has been with The Inland Real Estate Group of Companies for 18 years.

Ms. DelRosso developed the asset management function for Inland Real Estate Investment Corporation and has supervised it since its inception. In this capacity, she has been responsible for developing and overseeing the business plans for Inland's portfolio of investor-owned assets valued at over $1.5 billion, including multi-family, retail, office and industrial, triple-net lease, land and mortgage funds. Ms. DelRosso has spearheaded several types of real estate transactions including: sales, refinancings, redevelopments, tax increment financings, condominium conversions, and more than 150 tax deferred exchanges under Section 1031 of the U.S. Tax Code.

Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 41) joined Inland in 1989 and is a Vice President of Inland Real Estate Investment Corporation and Treasurer of Inland Western Retail Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

During 2004, we plan to formalize our audit committee, its policies and process and will adopt a Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than ten percent of our partnership units to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide us with copies of such reports. Based solely on a review of the copies provided to us and written representations from such reporting persons, we believe that all applicable Section 16(a) filing requirements have been met for such reporting persons.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions, when the cumulative preferred return in excess of 8% has been made to the limited partners, and a share of profits or losses.

Our partnership agreement defines the allocation of distributable available cash and profits and losses. Limited partners will receive 100% of cash available for distribution until the limited partners have received a cumulative preferred return of 8% per annum. Thereafter, the general partner shall be allocated an amount equal to any supplemental capital contributions outstanding at the time of the distribution and then 95% of cash available for distribution will be allocated to the limited partners and 5% will be allocated to the general partner.

Pursuant to the terms of the partnership agreement, our profits and losses from operations are allocated as follows:

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

We allocate income to partners such that no partner group will receive an allocation of income which is greater than our net income for the related period.

Our general partner is required to make supplemental capital contributions, if necessary, from time to time in amounts sufficient to allow us to make distributions to the limited partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the general partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2003. The cumulative amount of such supplemental capital contributions at December 31, 2003 is $2,095,863.

The partnership is permitted to engage in various transactions involving affiliates of our general partner.

Our general partner and its affiliates may be reimbursed for salaries and direct expenses of employees of the general partner and its affiliates relating to our administration. In 2003, these expenses amounted to $40,635, of which $11,702 was unpaid at December 31, 2003.

Affiliates of the general partner earned $15,656 in management fees for the year ended December 31, 2003 in connection with managing certain of our properties. All of these fees were paid prior to December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2003, regarding any person known to be beneficial owner of more than 5% of our outstanding units.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Partnership Ownership Corporation	4,218 Units directly	7.12%
  The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	205.44 Units	Less than 1% directly

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent auditor, Deloitte & Touche LLP, were as follows:

	Years ended December 31,
	2003	2002

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$ 24,800	20,800
Tax fees for professional services rendered for tax return preparation and review of our K-1's.	7,700	7,300

Total fees	$ 32,500	28,100

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The Financial Statements listed in the index at page 16 of this annual report are filed as part of this annual report.
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

  31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

  31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

  32.1 Section 1350 Certification by principal executive officer

  32.2 Section 1350 Certification by principal financial officer

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2003, 2002, and 2001 are submitted herewith.

Page
Real Estate and Accumulated Depreciation (Schedule III)	33

  Schedules not filed:

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K:

None.

No annual report or proxy material for the year 2003 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND'S MONTHLY INCOME FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2004

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 26, 2004

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 26, 2004

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2004