Form 10-Q
period 2004-03-31
INLANDS MONTHLY INCOME FUND L P
filed 2004-05-14
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2004 and December 31, 2003
(unaudited)

Assets
	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$1,234,414	1,229,895
Mortgage and other interest receivable	2,067	2,100
Current portion of mortgage loans receivable	208,911	209,824

Total current assets	1,445,392	1,441,819

Investment properties (including acquisition fees paid to Affiliates of $1,186,224, as of March 31, 2004 and December 31, 2003):
Land	1,982,878	1,982,878
Buildings and improvements	10,550,722	10,550,722

	12,533,600	12,533,600
Less accumulated depreciation	4,783,123	4,705,305

Net investment properties	7,750,477	7,828,295

Other assets:
Deferred loan fees (net of accumulated amortization of $98,400 and $96,870 at March 31, 2004 and December 31, 2003, respectively)	510	2,040
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $329,318 and $328,932 at March 31, 2004 and December 31, 2003, respectively)	15,069	15,455
Deferred rent receivable (Note 2)	218,059	222,230

Total other assets	233,638	239,725

Total assets	$9,429,507	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital
	2004	2003
Current liabilities:
Accounts payable and accrued expenses	$68,821	57,945
Accrued real estate taxes	3,125	2,500
Distributions payable (Note 4)	110,472	110,778
Due to Affiliates (Note 3)	10,627	11,702
Deposits held for others	128,365	108,607
Current portion of long-term debt	1,515,000	1,515,000
Current portion of deferred gain on sale of investment property	57,835	58,121

Total current liabilities	1,894,245	1,864,653

Deferred loan fees	117	176
Commission payable to Affiliates	151,200	151,200

Total liabilities	2,045,562	2,016,029

Partners' capital (deficit):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	26,427,505	26,213,080
Cumulative distributions	(47,456,762)	(47,132,472)

	7,420,188	7,530,053

Total Partners' capital	7,383,945	7,493,810

Total liabilities and Partners' capital	$9,429,507	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003

Income:
Rental income (Note 2)	$367,991	361,958
Interest income	6,825	13,192

	374,816	375,150
Expenses:
Professional services to Affiliates	4,144	7,618
Professional services to non-affiliates	31,585	29,980
General and administrative expenses to Affiliates	7,748	10,209
General and administrative expenses to non-affiliates	6,080	30,092
Property operating expenses to Affiliates	3,919	3,869
Property operating expenses to non-affiliates	775	7,594
Interest expense to non-affiliates	26,692	26,399
Depreciation	77,818	68,295
Amortization	1,916	2,675

	160,677	186,731

Operating income	214,139	188,419
Gain on sale of investment property	286	475

Net income	$214,425	188,894

Net income allocated to:
General Partner	$-	-
Limited Partners	214,425	188,894

Net income	$214,425	188,894

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$3.62	3.19

See accompanying notes to financial statements

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$214,425	188,894
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(286)	(475)
Depreciation	77,818	68,295
Amortization	1,916	2,675
Changes in assets and liabilities:
Interest receivable	33	45
Deferred rent receivable	4,171	4,171
Accounts payable and accrued expenses	10,876	32,806
Accrued real estate taxes	625	626
Due to Affiliates	(1,075)	1,811
Deferred loan fees	(59)	(117)
Net cash provided by operating activities	308,444	298,731
Cash flows from investing activities:
Additions to investment property	-	(400,000)
Principal payments received on mortgage loans receivable	913	1,682

Net cash provided by (used in) investing activities	913	(398,318)
Cash flows from financing activities:
Cash distributions	(324,596)	(831,474)
Deposits held for others	19,758	20,742
Net cash used in financing activities	(304,838)	(810,732)
Net increase (decrease) in cash and cash equivalents	4,519	(910,319)
Cash and cash equivalents at beginning of period	1,229,895	1,904,517

Cash and cash equivalents at end of period	$1,234,414	994,198

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$26,692	26,399

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2004
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $4,171 in 2004 and 2003 of rental income for the period of occupancy for which stepped rent increases apply and $218,059 and $222,230 in related deferred rent receivable as of March 31, 2004 and December 31, 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $10,627 and $11,702 remained unpaid at March 31, 2004 and December 31, 2003, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $3,919 and $3,869 for the three months ended March 31, 2004 and 2003, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of March 31, 2004 and December 31, 2003.

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

(4)  Subsequent Events

The Partnership paid distributions of $110,472 on April 10, 2004.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of our units have been admitted to our partnership. We acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, we sold the 35-unit retirement apartment center which was part of the Douglas Living and Retirement Center. As of March 31, 2004, cumulative distributions to limited partners totaled $47,456,762, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of March 31, 2004, we had cash and cash equivalents of $1,234,414, which includes approximately $128,365 expected to be used for the payment of real estate taxes for Douglas and Hillside Living Centers. As of March 31, 2004, we have received prepayments on 36 of the original 37 mortgage loans receivable relating to the sale of Schaumburg Terrace. A portion of these repayment proceeds were included in the distributions to the limited partners during prior years. We intend to use the remaining funds for future distributions and for working capital requirements.

Our $1,515,000 debt, collateralized by the Duncan Wal-Mart, matured on April 30, 2004. Our lender has approved a six month extension of this loan to October 31, 2004. The extension will require interest only payments at an annual rate of LIBOR plus 200 basis points. We continue to market the Scandinavian Health Club for sale, and as of March 22, 2004, we have entered into an agreement to sell this asset. The buyer is currently in the due diligence process. Provided contingencies are met, the buyer performs and the sale closes, a portion of the sales proceeds will be used to payoff the Duncan Wal-Mart debt and make a distribution to investors. Although there can be no assurance, we anticipate the sale will occur in the second quarter of 2004.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the three months ended March 31, 2004. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $11,892 and $17,827 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2004 and 2003, respectively, of which $10,627 and $11,702 remained unpaid at March 31, 2004 and December 31, 2003, respectively.

An affiliate of our general partner is entitled to receive property management fees for management and leasing services. We have incurred property management fees of $3,919 and $3,869 for the three months ended March 31, 2004 and 2003, respectively. Such fees are included in property operating expenses to affiliates, all of which have been paid as of March 31, 2004 and December 31, 2003.

In connection with the sale of McHenry Plaza Shopping Center on July 19, 2000, we recorded $68,700 of sales commission payable to an affiliate of our general partner. Such commission has been deferred until the limited partners receive their original capital plus a return as specified in the partnership agreement.

In connection with the sale of Rantoul Wal-Mart on August 5, 2000, we recorded $82,500 of sales commission payable to an affiliate of our general partner. Such commission has been deferred until the limited partners receive their original capital plus a return as specified in the partnership agreement.

In connection with the sale of Douglas Towers on August 24, 2001, we recorded $5,635 of sales commission payable to an affiliate of our general partner. This commission was written off against the bad debt expense in 2003.

Results of Operations

As of March 31, 2004, we own four operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the three months ended March 31, 2004 and 2003 is the result of deferred gain of $286 and $475, respectively, from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers

Rental income was $367,991 and $361,958 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 is the result of the increase in the Scandinavian Health Club lease as a result of the April 2003 amendment.

Interest income was $6,825 and $13,192 for the three months ended March 31, 2004 and 2003, respectively. The decrease is due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to lower interest rates.

Professional services to affiliates were $4,144 and $7,618 for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004 was due to a decrease in accounting and legal fees paid to affiliates.

General and administrative expenses to affiliates were $7,748 and $10,209 for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004 is due to a decrease in mortgage servicing fees paid. General and administrative expenses to non-affiliates were $6,080 and $30,092 for the three months ended March 31, 2004 and 2003, respectively. The decrease in general and administrative expenses to non-affiliates for the three months ended March 31, 2004 , is due primarily to a decrease in state taxes paid.

Property operating expenses to non-affiliates were $775 and $7,594 for the three months ended March 31, 2004 and 2003, respectively. Property operating expenses to non-affiliates decreased for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, due to property level expenses relating to Douglas Towers that we paid in 2003 while in the process of obtaining title to the property.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2003 and 2004:

	2003				2004
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Douglas Living & Retirement Center	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%
Westlake, Ohio

Duncan Wal-Mart *	--	--	--	--	--
Duncan, Oklahoma

* This store has been vacated by the lessee, however the lessee continues to pay rent.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of March 31, 2004.
Contractual Obligations	Payments due by period
		Less than
	Total	1 year	1-3 years

Long-Term Debt	$1,515,000	1,515,000	-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 14, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 14, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	May 14, 2004