Form 10-Q
period 2004-06-30
INLANDS MONTHLY INCOME FUND L P
filed 2004-08-05
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$4,985,631	1,229,895
Mortgage and other interest receivable	630	2,100
Current portion of mortgage loans receivable	-	209,824

Total current assets	4,986,261	1,441,819

Investment properties (including acquisition fees paid to Affiliates of $881,295 and $1,186,224, as of June 30, 2004 and December 31, 2003, respectively):
Land	1,399,675	1,982,878
Buildings and improvements	7,664,995	10,550,722

	9,064,670	12,533,600
Less accumulated depreciation	3,466,887	4,705,305

Net investment properties	5,597,783	7,828,295

Other assets:
Deferred loan fees (net of accumulated amortization of $99,410 and $96,870 at June 30, 2004 and December 31, 2003, respectively)	-	2,040
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $329,704 and $328,932 at June 30, 2004 and December 31, 2003, respectively)	14,683	15,455
Deferred rent receivable (Note 2)	213,889	222,230

Total other assets	228,572	239,725

Total assets	$10,812,616	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital
	2004	2003
Current liabilities:
Accounts payable and accrued expenses	$70,160	57,945
Accrued real estate taxes	2,587	2,500
Distributions payable (Note 5)	106,911	110,778
Due to Affiliates (Note 3)	22,114	11,702
Deposits held for others	121,683	108,607
Current portion of long-term debt	1,515,000	1,515,000
Current portion of deferred gain on sale of investment property	-	58,121

Total current liabilities	1,838,455	1,864,653

Deferred loan fees	-	176
Commission payable to Affiliates	151,200	151,200

Total liabilities	1,989,655	2,016,029

Partners' capital (deficit):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	28,190,841	26,213,080
Cumulative distributions	(47,781,082)	(47,132,472)

	8,859,204	7,530,053

Total Partners' capital	8,822,961	7,493,810

Total liabilities and Partners' capital	$10,812,616	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2004 and 2003
(unaudited)
	Three months	Three months	Six months	Six months
	Ended	ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income:
Rental income (Note 2)	$272,185	272,183	544,368	544,368
Interest income	4,918	11,172	11,742	24,364
Other income	1,969	800	3,320	1,900

	279,072	284,155	559,430	570,632
Expenses:
Professional services to Affiliates	6,204	4,341	10,348	11,959
Professional services to non-affiliates	4,092	2,860	35,677	32,840
General and administrative expenses to Affiliates	13,499	10,332	21,922	21,141
General and administrative expenses to non-affiliates	21,085	10,303	27,840	40,895
Property operating expenses to Affiliates	2,942	2,971	5,903	5,942
Property operating expenses to non- affiliates	4,532	11,164	5,307	18,758
Interest expense to non-affiliates	17,899	26,692	44,591	53,091
Bad debt expense	-	372,953	-	372,953
Depreciation	47,580	47,579	95,160	95,160
Amortization	1,396	1,916	3,312	3,832

	119,229	491,111	250,060	656,571

Operating income (loss)	159,843	(206,956)	309,370	(85,939)
Recognition of deferred gain on sale	57,835	475	58,121	950

Income (loss) before discontinued operations	217,678	(206,481)	367,491	(84,989)

Income from discontinued operations (including gain on sale of investment property of $1,451,873 for the six months ended June 30, 2004)	1,545,658	63,852	1,610,270	131,254

Net income (loss)	$1,763,336	(142,629)	1,977,761	46,265

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2004 and 2003
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) allocated to:
General Partner	-	-	-	-
Limited Partners	1,763,336	(142,629)	1,977,761	46,265

Net income (loss)	$1,763,336	(142,629)	1,977,761	46,265

Net income (loss) per weighted average Limited Partner Units of 59,285.65	$29.74	(2.41)	33.36	.78

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$1,977,761	46,265
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(1,451,873)	(950)
Recognition of deferred gain	(58,121)	-
Bad debt expense	-	372,953
Depreciation	125,398	146,113
Amortization	3,312	5,350
Changes in assets and liabilities:
Accounts and interest receivable	1,470	(3,455)
Deferred rent receivable	8,341	8,341
Accounts payable and accrued expenses	12,215	(10,033)
Accrued real estate taxes	87	17,563
Due to Affiliates	10,412	6,989
Deferred loan fees	(176)	12,432

Net cash provided by operating activities	628,826	601,568

Cash flows from investing activities:
Additions to investment properties	-	(400,000)
Principal payments received on mortgage loans receivable	209,824	3,399
Proceeds from disposition of property	3,556,987	-

Net cash provided by (used in) investing activities	3,766,811	(396,601)

Cash flows from financing activities:
Cash distributions	(652,477)	(1,160,233)
Payment of loan fees	(500)	-
Deposits held for others	13,076	18,774

Net cash used in financing activities	(639,901)	(1,141,459)

Net increase (decrease) in cash and cash equivalents	3,755,736	(936,492)
Cash and cash equivalents at beginning of period	1,229,895	1,904,517

Cash and cash equivalents at end of period	$4,985,631	968,025

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$44,591	62,184

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2004
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

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $8,341 for the six months ended June 30, 2004 and 2003 of rental income for the period of occupancy for which stepped rent increases apply and $213,889 and $222,230 in related deferred rent receivable as of June 30, 2004 and December 31, 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership, of which $22,114 and $11,702 remained unpaid at June 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $7,819 and $7,798 for the six months ended June 30, 2004 and 2003, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of June 30, 2004 and December 31, 2003.

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

(4) Sale of Investment Property

On June 30, 2004, the Partnership sold the Scandinavian Health Club for $3,700,000 and recorded a gain of approximately $1,452,000.

(5)  Subsequent Events

The Partnership paid a distribution of $106,911 on July 10, 2004.

In July 2004, the Partnership repaid the debt collateralized by the Duncan Wal-Mart in the principal amount of $1,515,000.

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

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of our units have been admitted to our partnership. We acquired seven properties using $25,831,542 of capital proceeds collected. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, we sold the 35-unit retirement apartment center, known as Douglas Towers, which was part of the Douglas Living and Retirement Center. In June 2004, we sold the sold the Scandinavian Health Club. As of June 30, 2004, cumulative distributions to limited partners totaled $47,781,082, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of June 30, 2004, we had cash and cash equivalents of $4,985,631, which includes approximately $122,000 expected to be used for the payment of real estate taxes for Douglas and Hillside Living Centers. As of June 30, 2004, we have received prepayments on all of the original 37 mortgage loans receivable relating to the sale of Schaumburg Terrace. A portion of these repayment proceeds were included in the distributions to the limited partners during prior years. We intend to use the remaining funds for future distributions, repayment of liabilities and for working capital requirements.

Our $1,515,000 debt, collateralized by the Duncan Wal-Mart, matured on April 30, 2004. Our lender has approved a six month extension of this loan to October 31, 2004. The extension required interest only payments at an annual rate of LIBOR plus 200 basis points. On June 30, 2004, we sold the Scandinavian Health Club. A portion of the sales proceeds were used to retire the Duncan Wal-Mart debt in July 2004.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the six months ended June 30, 2004. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $32,270 and $33,100 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, of which $22,114 and $11,702 remained unpaid at June 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner is entitled to receive property management fees for management and leasing services. We have incurred property management fees of $7,819 and $7,798 for the six months ended June 30, 2004 and 2003, respectively. Such fees are included in property operating expenses to affiliates, all of which have been paid as of June 30, 2004 and December 31, 2003.

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

Results of Operations

As of June 30, 2004, we own three operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the six months ended June 30, 2004 and 2003 is the result of the recognition of deferred gain of $58,121 and $950, respectively, from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. On June 30, 2004, we sold the Scandinavian Health Club for $3,700,000 and recorded a gain of approximately $1,452,000.

Interest income was $11,742 and $24,364 for the six months ended June 30, 2004 and 2003, respectively. The decrease is due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to lower interest rates.

Professional services to affiliates were $10,348 and $11,959 for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 was due to a decrease in accounting and legal fees paid to affiliates.

General and administrative expenses to non-affiliates were $27,840 and $40,895 for the six months ended June 30, 2004 and 2003, respectively. The decrease in general and administrative expenses to non-affiliates for the six months ended June 30, 2004, is due primarily to a decrease in state taxes paid.

Property operating expenses to non-affiliates were $5,307 and $18,758 for the six months ended June 30, 2004 and 2003, respectively. Property operating expenses to non-affiliates decreased for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to property level expenses relating to Douglas Towers that we paid in 2003 while in the process of obtaining title to the property.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2003 and 2004:

	2003				2004
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Douglas Living & Retirement Center	100%	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%	n/a
Westlake, Ohio

Duncan Wal-Mart *	--	--	--	--	--	--
Duncan, Oklahoma

* This store has been vacated by the lessee, however the lessee continues to pay rent.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of June 30, 2004.
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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 4, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 4, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	August 4, 2004