Form 10-Q
period 2004-09-30
INLANDS MONTHLY INCOME FUND L P
filed 2004-11-15
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2004 and December 31, 2003
(unaudited)

Assets
	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$811,740	1,229,895
Mortgage and other interest receivable	62	2,100
Current portion of mortgage loans receivable	-	209,824

Total current assets	811,802	1,441,819

Investment properties (including acquisition fees paid to Affiliates of $881,295 and $1,186,224, as of September 30, 2004 and December 31, 2003, respectively):
Land	1,399,675	1,982,878
Buildings and improvements	7,664,995	10,550,722

	9,064,670	12,533,600
Less accumulated depreciation	3,514,467	4,705,305

Net investment properties	5,550,203	7,828,295

Other assets:
Deferred loan fees (net of accumulated amortization of $98,910 and $96,870 at September 30, 2004 and December 31, 2003, respectively)	-	2,040
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $330,091 and $328,932 at September 30, 2004 and December 31, 2003, respectively)	14,296	15,455
Deferred rent receivable (Note 2)	209,718	222,230

Total other assets	224,014	239,725

Total assets	$6,586,019	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital
	2004	2003
Current liabilities:
Accounts payable and accrued expenses	$18,036	57,945
Accrued real estate taxes	1,980	2,500
Distributions payable (Note 5)	90,518	110,778
Due to Affiliates (Note 3)	10,922	11,702
Deposits held for others	78,718	108,607
Current portion of long-term debt (Note 4)	-	1,515,000
Current portion of deferred gain on sale of investment property	-	58,121

Total current liabilities	200,174	1,864,653

Deferred loan fees	-	176
Commission payable to Affiliates	151,200	151,200

Total liabilities	351,374	2,016,029

Partners' capital (deficit):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	28,413,963	26,213,080
Cumulative distributions	(50,592,520)	(47,132,472)

	6,270,888	7,530,053

Total Partners' capital	6,234,645	7,493,810

Total liabilities and Partners' capital	$6,586,019	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2004 and 2003
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Income:
Rental income (Notes 1 and 2)	$272,184	272,184	816,552	816,552
Interest income	8,208	6,290	19,951	30,654
Other income	2,981	3,000	6,300	4,900

	283,373	281,474	842,803	852,106
Expenses:
Professional services to Affiliates	4,440	6,588	14,788	18,547
Professional services to non-affiliates	2,226	(1,078)	37,903	31,762
General and administrative expenses to Affiliates	7,616	13,392	29,538	34,533
General and administrative expenses to non-affiliates	(6,620)	8,530	24,420	49,425
Property operating expenses to Affiliates	2,941	2,971	8,844	8,913
Property operating expenses to non- affiliates	660	9,698	2,767	28,456
Interest expense to non-affiliates	1,022	26,985	45,613	80,076
Bad debt expense	-	-	-	372,953
Depreciation	47,580	47,580	142,740	142,740
Amortization	387	1,916	3,699	5,748

	60,252	116,582	310,312	773,153

Operating income	223,121	164,892	532,491	78,953
Recognition of deferred gain on sale	-	58,294	58,121	59,244

Income before discontinued operations	223,121	223,186	590,612	138,197

Income from discontinued operations (including gain on sale of investment property of $1,451,873 for the nine months ended September 30, 2004)	-	62,946	1,610,270	194,200

Net income	$223,121	286,132	2,200,882	332,397

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2004 and 2003
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income allocated to:
General Partner	-	-	-	-
Limited Partners	223,121	286,132	2,200,882	332,397

Net income	$223,121	286,132	2,200,882	332,397

Net income per weighted average Limited Partner Units of 59,285.65	$3.76	4.83	9.96	5.61

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$2,200,883	332,397
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	-	372,953
Gain on sale of investment property	(1,451,873)	-
Recognition of deferred gain	(58,121)	(59,244)
Depreciation	172,978	223,931
Amortization	3,699	8,025
Changes in assets and liabilities:
Mortgage and other interest receivable	2,038	1,539
Deferred rent receivable	12,512	12,512
Accounts payable and accrued expenses	(39,909)	(746)
Accrued real estate taxes	(520)	(494)
Due to Affiliates	(780)	12,417
Deferred loan fees	(176)	20,161

Net cash provided by operating activities	840,731	923,451

Cash flows from investing activities:
Additions to investment properties	-	(400,000)
Principal payments received on mortgage loans receivable	209,824	305,145
Proceeds from disposition of property	3,556,987	-

Net cash provided by (used in) investing activities	3,766,811	(94,855)

Cash flows from financing activities:
Cash distributions	(3,480,308)	(1,489,926)
Deposits held for others	(29,889)	(18,447)
Payment of loan fees	(500)	-
Payment of debt	(1,515,000)	-

Net cash used in financing activities	(5,025,697)	(1,508,373)

Net decrease in cash and cash equivalents	(418,155)	(679,777)
Cash and cash equivalents at beginning of period	1,229,895	1,904,517

Cash and cash equivalents at end of period	$811,740	1,224,740

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$45,813	80,370

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2004
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). FIN 46 became effective for the Partnership as of March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $12,512 for the nine months ended September 30, 2004 and 2003 of rental income for the period of occupancy for which stepped rent increases apply and $209,718 and $222,230 in related deferred rent receivable as of September 30, 2004 and December 31, 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership, of which $10,922 and $11,702 remained unpaid at September 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $10,760 and $11,727 for the nine months ended September 30, 2004 and 2003, respectively. Such fees are included in property operating expenses to affiliates and discontinued operations, all of which have been paid as of September 30, 2004 and December 31, 2003.

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

(4) Sale of Investment Property

On June 30, 2004, the Partnership sold the Scandinavian Health Club for $3,700,000 and recorded a gain of approximately $1,452,000. Proceeds from the sale were used to repay the long term debt of $1,515,000.

(5)  Subsequent Events

The Partnership paid a distribution of $90,518 on October 10, 2004.

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

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of our units have been admitted to our partnership. We acquired seven properties using $25,831,542 of capital proceeds collected. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, we sold the 35-unit retirement apartment center, known as Douglas Towers, which was part of the Douglas Living and Retirement Center. In June 2004, we sold the sold the Scandinavian Health Club. As of September 30, 2004, cumulative distributions to limited partners totaled $50,592,520, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of September 30, 2004, we had cash and cash equivalents of $811,740, which includes approximately $78,700 expected to be used for the payment of real estate taxes for Douglas and Hillside Living Centers. As of September 30, 2004, we have received prepayments on all of the original 37 mortgage loans receivable relating to the sale of Schaumburg Terrace. A portion of these repayment proceeds were included in the distributions to the limited partners during prior years. We intend to use the remaining funds for future distributions, repayment of liabilities and for working capital requirements.

Our $1,515,000 debt, collateralized by the Duncan Wal-Mart, matured on April 30, 2004. Our lender approved a six month extension of this loan to October 31, 2004. The extension required interest only payments at an annual rate of LIBOR plus 200 basis points. On June 30, 2004, we sold the Scandinavian Health Club. A portion of the sales proceeds were used to retire the Duncan Wal-Mart debt in July 2004.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the nine months ended September 30, 2004. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $44,326 and $53,080 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, of which $10,922 and $11,702 remained unpaid at September 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner is entitled to receive property management fees for management and leasing services. We have incurred property management fees of $10,760 and $11,727 for the nine months ended September 30, 2004 and 2003, respectively. Such fees are included in property operating expenses to affiliates and discontinued operations, all of which have been paid as of September 30, 2004 and December 31, 2003.

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

Results of Operations

As of September 30, 2004, we own three operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the nine months ended September 30, 2004 and 2003 is the result of the recognition of deferred gain of $58,121 and $59,244, respectively, from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by us to the individual purchasers. On June 30, 2004, we sold the Scandinavian Health Club for $3,700,000 and recorded a gain of approximately $1,452,000.

Interest income was $19,951 and $30,654 for the nine months ended September 30, 2004 and 2003, respectively. The decrease is due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable and due to a decrease in investment income due to lower interest rates.

Professional services to affiliates were $14,788 and $18,547 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in 2004 was due to a decrease in accounting and legal fees paid to affiliates. Professional services to non-affiliates were $37,903 and $31,762 for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 was due to an increase in accounting fees.

General and administrative expenses to non-affiliates were $24,420 and $49,425 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in general and administrative expenses to non-affiliates for the nine months ended September 30, 2004, is due primarily to a decrease in state taxes paid.

Property operating expenses to non-affiliates were $2,767 and $28,456 for the nine months ended September 30, 2004 and 2003, respectively. Property operating expenses to non-affiliates decreased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due to property level expenses relating to Douglas Towers that we paid in 2003 while in the process of obtaining title to the property.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2003 and 2004:

	2003				2004
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Douglas Living & Retirement Center	100%	100%	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	100%	100%	100%	n/a	n/a
Westlake, Ohio

Duncan Wal-Mart *	--	--	--	--	--	--	--
Duncan, Oklahoma

* This store has been vacated by the lessee, however the lessee continues to pay rent.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None.

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2004

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	November 12, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	November 12, 2004