Form 10-K
period 2004-12-31
INLANDS MONTHLY INCOME FUND L P
filed 2005-03-25
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004

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

We acquired fee ownership of the following real property investments:
Property and Location (a)	Square Feet	Date of Purchase

McHenry Plaza	56,643	10/19/87
Shopping Center		(sold 7/19/00)
McHenry, Illinois

Douglas Nursing Home	65,661	01/13/88
Living and Retirement Center Mattoon, Illinois	(35 Units occupying 36,389 square feet)	(Sold 8/24/01)

Hillside Nursing Home	21,565	01/29/88
Living Center		(1 of 3 adj. lots
Yorkville, Illinois		sold 09/12/97)

Scandinavian Health Spa, Inc.	26,040	04/20/88
Health and Tennis Club		(sold 06/30/04)
Westlake, Ohio

Schaumburg Terrace	186,720	06/24/88
Condominiums Complex	(228 Units occupying	(sold during
Schaumburg, Illinois	186,720 square feet)	1994 & 1995)

Wal-Mart - Duncan	68,907	08/05/88
Department Store
Duncan, Oklahoma

Wal-Mart - Rantoul	65,930	08/05/88
Department Store		(sold 11/17/00)
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

The following is a list of our significant operating leases and the revenues from those leases as a percent of our gross income.

Significant net operating leases	2004	2003	2002

Elite Care Corporation ("Elite")	73%	55%	51%

Scandinavian Health Spa, Inc. ("SHS")	N/A	25%	20%

Wal-Mart Stores, Inc.	24%	18%	15%

During January 2000, the leases with Elite were amended and extended for terms of five years each. As part of the lease extension on the Douglas Living and Retirement Center, Elite requested that they be released from the management of Douglas Towers, the 35-unit retirement apartment center. As Elite did not request any additional consideration, such as a rent reduction, we agreed and took over management of the apartments in May 2000. In August 2001, we sold the apartment center on an installment basis. As of August 1, 2002, the purchaser of the Douglas Towers apartment center ceased making the interest payments on the amount due to us. We did not record any additional interest income receivable subsequent to the cessation of interest payments. Our general partner continued to monitor the operations of the property. In December 2002, we took over management responsibilities of the property. Over the next several months, management realized that the expenses to hold and market the property were greater than anticipated, and due to poor economic conditions in the property area, it was determined that it would be in the best interest of the investors to sell the property. At that time, management believed that the anticipated sales proceeds would exceed the carrying amount of the mortgage receivable. A foreclosure sale was held on June 11, 2003, and only one bidder expressed interest in the property. Rather than incur significant costs to improve the property, management accepted the offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, we recorded $367,318 of bad debt expense in 2003 relating to the mortgage receivable on the property. The sale was completed on July 15, 2003 and we received $89,655, net of prorations.

We entered into revised ten-year lease extensions with Elite, which began as of July 1, 2001. Under the new leases, Elite received a 10% rental rate reduction. Effective March 1, 2003, we executed amendments to the Elite leases, due to economic conditions in the nursing home industry, which eliminate the increases in rent over the term of the leases. In March 2005, we received a verbal offer from the tenant of the Douglas and Hillside nursing homes to acquire these properties contingent, however, upon the release of the $400,000 letter of credit which secures payment of the tenants' obligations under the Douglas and Hillside nursing homes and the Colonial Manor nursing home (owned by a separate partnership also managed by our general partner) on a joint and several basis and termination of all three leases. We are in the process of negotiating the terms of the contracts. There can be no assurance that these sales will be completed. Sales proceeds from the sale of the Douglas and Hillside nursing homes equal to an equitable proportionate share of the letter of credit may be allocated to reimburse the Colonial Manor loss which would have been covered under the letter of credit had it not been terminated. The tenants of the Douglas and Hillside nursing homes have not made their March 2005 rental and real estate tax escrow payments. If these sales do not occur, we would be entitled to our equitable proportionate share of the letter of credit.

In January 2005, we entered into a contract with an unaffiliated third party purchaser for the sale of the Duncan Wal-Mart property for $3,000,000. The tenant has exercised its right of first refusal and will purchase the property. A March 30, 2005 closing is anticipated.

When all these sales are completed, we anticipate terminating the partnership and making a final distribution to the partners shortly after the completion of the sales.

We also compete with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

We had no employees during 2004.

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

	2004	2003	2002	2001	2000

Douglas Nursing Home	100%	100%	100%	100%	100%
Mattoon, Illinois
Hillside Nursing Home	100%	100%	100%	100%	100%
Yorkville, Illinois
Scandinavian Health Club	N/A	100%	100%	100%	100%
Westlake, Ohio
Wal-Mart - Duncan	100%	100%	100%	100%	100%
Duncan, Oklahoma

The Wal-Mart - Duncan store has been vacated by the lessee, however the lessee continues to pay rent.

The following is a list of average effective annual rents per square foot for our investment properties for each of the last five years:

	2004	2003	2002	2001	2000

Douglas Nursing Home	$14.79	14.79	16.77	16.77	6.46
Mattoon, Illinois
Hillside Nursing Home	17.94	17.94	20.44	20.44	17.59
Yorkville, Illinois
Scandinavian Health Club	N/A	14.49	13.79	13.79	13.79
Westlake, Ohio
Wal-Mart - Duncan	3.90	3.90	3.90	3.90	3.90
Duncan, Oklahoma

The increase in the effective annual rent for the Douglas Nursing Home in 2001 is due to the sale of the Douglas Towers apartment complex.

The following tables set forth certain information with respect to the amount and expiration of leases for our investment properties:
	Square Feet		Renewal	December 31, 2004	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Douglas Living Center
Elite	29,272	6/2011	1/5 years	442,833	15.13

Hillside Living Center
Elite	21,565	6/2011	1/5 years	396,144	18.37

Wal-Mart - Duncan
Wal-Mart Stores, Inc.	68,907	1/2014	5/5 years	266,440	3.87

The Wal-Mart - Duncan store has been vacated by the lessee, however the lessee continues to pay rent.

Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base Rent	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	(1)($)	Leases ($)	Leases (%)	Leases (%)

2005	-	-	-	1,105,417	-	-	-
2006	-	-	-	1,105,417	-	-	-
2007	-	-	-	1,105,417	-	-	-
2008	-	-	-	1,112,249	-	-	-
2009	-	-	-	1,125,912	-	-	-
2010	-	-	-	1,125,912	-	-	-
2011	2	50,837	838,977	1,125,912	16.50	42	75
2012	-	-	-	286,935	-	-	-
2013	-	-	-	286,935	-	-	-
2014	1	68,907	286,935	-	3.87	100	100

  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the general partner that the space will be released at market rates.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2004.

PART II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of March 8, 2005, there were 1,924 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

Although we established a unit repurchase program, there are no funds remaining for the repurchase of units through this program.

For the years ended December 31, 2004 and 2003, we paid the following distributions:

Distributions to:	2004	2003

General partners	$-	-
Limited partners	3,737,634	1,810,781

Total	$3,737,634	1,810,781

Item 6. Selected Financial Data

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

For the years ended December 31, 2004, 2003, 2002, 2001 and 2000

(not covered by Report of Independent Registered Public Accounting Firm)
	2004	2003	2002	2001	2000

Total assets	$6,521,937	9,509,839	10,797,155	12,247,882	13,169,986

Long-term debt, less current portion	-	-	1,515,000	1,515,000	1,515,000

Total income	1,119,062	1,130,099	1,458,284	1,514,270	1,470,926

Income from discontinued operations, including gain	1,610,270	255,925	269,610	206,743	2,007,246

Net income	2,549,982	534,951	1,941,520	1,479,385	3,478,933

Net income per the one general partner unit	-	-	-	-	-

Net income allocated per limited partnership unit	43.01	9.02	32.75	24.95	58.68

Distributions to limited partners	3,737,634	1,810,781	2,712,432	2,176,301	9,201,636

Distributions to limited partners per unit	63.04	30.54	45.75	36.71	156.06

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, recognize revenue, and our cost capitalization and depreciation policies. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2004, we recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. For the year ended December 31, 2004, we recorded no such allowance for doubtful accounts.

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

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of our units have been admitted to our partnership. We acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, we sold the 35-unit retirement apartment center which was part of the Douglas Living and Retirement Center. In June 2004, we sold the Scandinavian Health Club. As of December 31, 2004, cumulative distributions to limited partners totaled $50,870,106, including $2,095,863 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of December 31, 2004, we had cash and cash equivalents of $799,240, which includes approximately $96,500 expected to be used for the payment of real estate taxes for Douglas and Hillside Living Centers. As of December 31, 2004, we have received prepayments on all of the original 37 mortgage loans receivable relating to the sale of Schaumburg Terrace. A portion of these repayment proceeds were included in the distributions to the limited partners. We intend to use the remaining funds for future distributions and for working capital requirements.

Our $1,515,000 debt, collateralized by the Duncan Wal-Mart, matured on April 30, 2004. Our lender approved a six month extension of this loan to October 31, 2004. The extension required interest only payments at an annual rate of LIBOR plus 200 basis points. On June 30, 2004 we sold the Scandinavian Health Club. Sales proceeds of $1,515,000 were used to retire the Duncan Wal-Mart debt in July 2004.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the year ended December 31, 2004. As a result, we have relied on working capital retained from the principal payoffs of the Schaumburg Terrace receivable to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on working capital reserve, supplemental capital contributions from our general partner, advances from affiliates of our general partner, other short-term financing, or may sell one or more of the properties.

We executed an amendment of the SHS lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property. On June 30, 2004 we sold the Scandinavian Health Club.

Due to conditions in the nursing home industry, we executed amendments to the Elite leases, effective March 1, 2003, which eliminate the increases in rent over the term of the leases. In March 2005, we received a verbal offer from the tenant of the Douglas and Hillside nursing homes to acquire these properties contingent, however, upon the release of the $400,000 letter of credit which secures payment of the tenants' obligations under the Douglas and Hillside nursing homes and the Colonial Manor nursing home (owned by a separate partnership also managed by our general partner) on a joint and several basis and termination of all three leases. We are in the process of negotiating the terms of the contracts. There can be no assurance that these sales will be completed. Sales proceeds from the sale of the Douglas and Hillside nursing homes equal to an equitable proportionate share of the letter of credit may be allocated to reimburse the Colonial Manor loss which would have been covered under the letter of credit had it not been terminated. The tenants of the Douglas and Hillside nursing homes have not made their March 2005 rental and real estate tax escrow payments. If these sales do not occur, we would be entitled to our equitable proportionate share of the letter of credit.

In January 2005, we entered into a contract with an unaffiliated third party purchaser for the sale of the Duncan Wal-Mart property for $3,000,000. The tenant has exercised its right of first refusal and will purchase the property. A March 30, 2005 closing is anticipated.

When all these sales are completed, we anticipate terminating the partnership and making a final distribution to the partners shortly after the completion of the sales.

Transactions with Related Parties

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. Such costs of $61,445, $73,825 and $44,994 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, of which $3,741 and $11,702 remained unpaid at December 31, 2004 and 2003, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $13,702, $15,656 and $15,336 for the years ended December 31, 2004, 2003 and 2002, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2004.

In connection with the sale of McHenry Plaza Shopping Center on July 19, 2000 and the sale of Rantoul Wal-Mart on August 5, 2000, the Partnership recorded $151,200 of sales commission payable to an affiliate of the general partner. As of December 31, 2004, such commissions have been written off.

In connection with the sale of Douglas Towers on August 24, 2001, the Partnership recorded $5,635 of sales commission payable to an affiliate of the general partner. This commission was written off against the bad debt expense in 2003.

Results of Operations

As of December 31, 2004, we own three operating properties. All of these properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant.

The gain on the sale of investment property recorded for the year ended December 31, 2004 includes $1,451,873 as a result of the sale of the Scandinavian Health Club on June 30, 2004. In addition, the gain on the sale of investment property recorded for the years ended December 31, 2004, 2003 and 2002 is the result of deferred gain of $58,121, $59,482 and $649,215, respectively, from the Schaumburg Terrace condominium sales being recognized as cash is received on the related financing extended by the Partnership to the individual purchasers. In connection with the sale of McHenry Plaza Shopping Center on July 19, 2000 and the sale of Rantoul Wal-Mart on August 5, 2000, the Partnership recorded $151,200 of deferred sales commission payable to an affiliate of the general partner. As of December 31, 2004, such commissions have been written off and recorded as deferred gain recognized.

Rental income was $1,088,737, $1,088,736 and $1,200,791 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2003 is the result of the modification to the Elite leases to eliminate the increases over the term of the leases. This reduced the effective annual rent received. We entered into revised ten-year lease extensions with Elite, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. Effective March 1, 2003, due to conditions in the nursing home industry, we executed amendments to the Elite leases which eliminate the increases in rent over the term of the leases.

Interest income was $23,025, $36,463 and $187,908 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease is due to a decrease in interest income on third party mortgages, as a result of prepayments of mortgage loans receivable.

Professional services to Affiliates were $20,221, $28,290 and $15,273 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2003 was due to an increase in accounting and legal fees paid to affiliates.

General and administrative expenses to affiliates were $41,224, $45,535 and $29,721 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2003 is due to increases in investor service expenses, mortgage service expenses and supplies. General and administrative expenses to non-affiliates were $33,777, $55,858 and $38,727 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in general and administrative expenses to non-affiliates for the year ended December 31, 2003, is due primarily to an increase in state taxes paid and accrued.

Property operating expenses to non-affiliates were $4,052, $64,743 and $1,043 for the years ended December 31, 2004, 2003 and 2002, respectively. During 2003, property operating expenses to non-affiliates increased due to property level expenses relating to Douglas Towers that we paid while in the process of obtaining title to the property.

In 2001, we sold the Douglas Towers apartment center on an installment basis and recorded a note receivable from the purchaser. As of August 1, 2002, the purchaser of the Douglas Towers apartment center had ceased making the interest payments on the amount due to us. We did not record any additional interest income receivable subsequent to the cessation of interest payments. Our general partner continued to monitor the operations of the property. In December 2002, we took over management responsibilities of the property. Over the next several months, management realized that the expenses to hold and market the property were greater than anticipated, and due to poor economic conditions in the property area, it was determined that it would be in the best interest of the investors to sell the property. At that time, management believed that the anticipated sales proceeds would exceed the carrying amount of the mortgage receivable. A foreclosure sale was held on June 11, 2003, and only one bidder expressed interest in the property. Rather than incur significant costs to improve the property, management accepted the offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, we recorded $367,318 of bad debt expense in 2003 relating to the mortgage receivable on the property. The sale was completed on July 15, 2003 and we received $89,655, net of prorations.

Subsequent Events

On January 10, 2005, we paid a distribution of $93,534 to the limited partners.

On February 15, 2005, the partnership received a supplemental capital contribution from the general partner in the amount of $1,243,490.

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

Our general partner is required to make supplemental capital contributions, if necessary, from time to time in amounts sufficient to allow us to make distributions to the limited partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the general partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2004. The cumulative amount of such supplemental capital contributions at December 31, 2004 is $2,095,863.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2004, 2003 and 2002.
	12/31/04	09/30/04	06/30/04	03/31/04

Total income	$276,259	283,373	279,072	280,358
Recognition of deferred gain	151,200	-	57,835	286
Income from discontinued operations	-	-	1,545,658	64,612
Net income	349,100	223,091	1,763,366	214,425
Net income allocated to the limited partners	349,100	223,091	1,763,366	214,425
Net income per limited partnership unit, basic and diluted	5.89	3.76	29.74	3.62

	12/31/03	09/30/03	06/30/03	03/31/03

Total income	$282,894	278,474	283,355	285,376
Recognition of deferred gain	238	58,294	475	475
Income from discontinued operations	61,725	62,946	65,627	65,627
Net income (loss)	202,554	286,132	(142,629)	188,894
Net income (loss) allocated to the limited partners	202,554	286,132	(142,629)	188,894
Net income (loss) per limited partnership unit, basic and diluted	3.42	4.83	(2.41)	3.19

	12/31/02	09/30/02	06/30/02	03/31/02

Total income	$365,602	350,992	363,732	377,958
Recognition of deferred gain	191,633	196,903	257,974	2,705
Income from discontinued operations	67,403	67,403	67,402	67,402
Net income	521,569	511,374	596,155	312,422
Net income allocated to the limited partners	521,569	511,374	596,155	312,422
Net income per limited partnership unit, basic and diluted	8.80	8.63	10.06	5.27

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

Report of Independent Registered Public Accounting Firm

To the Partners of
Inland Monthly Income Fund, L.P.

We have audited the accompanying balance sheet of Inland Monthly Income, L.P. (a limited partnership) ("the Partnership") as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Monthly Income Fund, L.P. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois
January 29, 2005 except for
note 8 as to which
the date is March 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Inland's Monthly Income Fund, L.P.

We have audited the accompanying balance sheet of Inland's Monthly Income Fund, L.P. (a limited partnership) as of December 31, 2003, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(c) for the years ended December 31, 2003 and 2002. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland's Monthly Income Fund, L.P. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2003 and 2002.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2004 and 2003

Assets
	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$799,240	1,229,895
Mortgage and other interest receivable	616	2,100
Current portion of mortgage loans receivable	-	209,824

Total current assets	799,856	1,441,819

Investment properties (including acquisition fees paid to Affiliates of $881,295 and $1,186,224, as of December 31, 2004 and 2003, respectively) (Notes 1, 4 and 5):
Land	1,399,675	1,982,878
Buildings and improvements	7,664,995	10,550,722

	9,064,670	12,533,600
Less accumulated depreciation	3,562,047	4,705,305

Net investment properties	5,502,623	7,828,295

Other assets:
Deferred loan fees (net of accumulated amortization of $98,910 and $96,870 at December 31, 2004 and 2003, respectively) (Note 1)	-	2,040
Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $330,477 and $328,932 at December 31, 2004 and 2003, respectively) (Note 1)	13,910	15,455
Deferred rent receivable (Notes 1 and 6)	205,548	222,230

Total other assets	219,458	239,725

Total assets	$6,521,937	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2004 and 2003

Liabilities and Partners' Capital
	2004	2003
Current liabilities:
Accounts payable and accrued expenses	$19,357	57,945
Accrued real estate taxes	2,640	2,500
Distributions payable (Note 8)	93,534	110,778
Due to Affiliates (Note 3)	3,741	11,702
Deposits held for others	96,507	108,607
Current portion of long-term debt (Note 7)	-	1,515,000
Current portion of deferred gain on sale of investment property	-	58,121

Total current liabilities	215,779	1,864,653

Deferred loan fees (Note 1)	-	176
Commission payable to Affiliates	-	151,200

Total liabilities	215,779	2,016,029

Partners' capital (deficit) (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	2,095,863	2,095,863
Supplemental capital distributions to Limited Partners	(2,095,863)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	2,095,863	2,095,863
Cumulative net income	28,763,062	26,213,080
Cumulative distributions	(50,870,106)	(47,132,472)

	6,342,401	7,530,053

Total Partners' capital	6,306,158	7,493,810

Total liabilities and Partners' capital	$6,521,937	9,509,839

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Income:
Rental income (Notes 1 and 6)	$1,088,737	1,088,736	1,200,791
Interest income	23,025	36,463	187,908
Other income	7,300	4,900	69,585

	1,119,062	1,130,099	1,458,284
Expenses:
Professional services to Affiliates	20,221	28,290	15,273
Professional services to non-affiliates	38,135	31,881	34,035
General and administrative expenses to Affiliates	41,224	45,535	29,721
General and administrative expenses to non-affiliates	33,777	55,858	38,727
Property operating expenses to Affiliates	11,244	11,884	11,745
Property operating expenses to non-affiliates	4,052	64,743	1,043
Interest expense to non-affiliates	45,613	107,062	107,062
Bad debt expense	-	367,318	-
Depreciation	190,320	190,320	190,320
Amortization of deferred loan and leasing fees	4,085	7,664	7,663

	388,671	910,555	435,589

Net operating income	730,391	219,544	1,022,695
Recognition of deferred gain on sale (Notes 3 and 5)	209,321	59,482	649,215

Income before discontinued operations	$939,712	279,026	1,671,910

Income from discontinued operations (including gain on sale of investment property of $1,451,873 for the year ended December 31, 2004)	1,610,270	255,925	269,610

Net income	$2,549,982	534,951	1,941,520

Net income allocated to (Note 2):
General Partner	$-	-	-
Limited Partners	2,549,982	534,951	1,941,520

Net income	$2,549,982	534,951	1,941,520

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$43.01	9.02	32.75

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2004, 2003 and 2002
	General	Limited
	Partner	Partners	Total

Balance (deficit) January 1, 2002	$(36,243)	9,576,795	9,540,552

Net income (Note 2)	-	1,941,520	1,941,520
Distributions to Limited Partners ($45.75 per weighted average of Limited Partnership Units of 59,285.65)	-	(2,712,432)	(2,712,432)

Balance (deficit) December 31, 2002	(36,243)	8,805,883	8,769,640

Net income (Note 2)	-	534,951	534,951
Distributions to Limited Partners ($30.54 per weighted average of Limited Partnership Units of 59,285.65)	-	(1,810,781)	(1,810,781)

Balance (deficit) December 31, 2003	(36,243)	7,530,053	7,493,810

Net income (Note 2)	-	2,549,982	2,549,982
Distributions to Limited Partners ($63.04 per weighted average of Limited Partnership Units of 59,285.65)	-	(3,737,634)	(3,737,634)

Balance (deficit) December 31, 2004	$(36,243)	6,342,401	6,306,158

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Cash flows from operating activities:
Net income	$2,549,982	534,951	1,941,520
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(1,603,073)	-	-
Recognition of deferred gain on sale of property	(58,121)	(59,482)	(649,215)
Bad debt expense	-	367,318	-
Depreciation	220,558	301,749	273,177
Amortization of deferred loan and leasing fees	4,085	13,735	10,699
Changes in assets and liabilities:
Mortgage and other interest receivable	1,484	1,536	18,900
Deferred rent receivable	16,682	16,681	(107,592)
Accounts payable and accrued expenses	(38,448)	46,360	1,111
Due to Affiliates	(7,961)	7,907	(3,644)
Deferred loan fees	(176)	(624)	(7,761)

Net cash provided by operating activities	1,085,012	1,230,131	1,477,195

Cash flows from investing activities:
Proceeds from sale of investment property	3,556,987	-	-
Principal payments received on mortgage loans receivable	209,824	306,040	2,163,315
Loan fee payments	(500)	-	-
Capital expenditures	-	(400,000)	-

Net cash provided by (used in) investing activities	3,766,311	(93,960)	2,163,315

Cash flows from financing activities:
Cash distributions	(3,754,878)	(1,814,178)	(2,721,265)
Principal payments of debt	(1,515,000)	-	-
Deposits held for others	(12,100)	3,385	(11,473)

Net cash used in financing activities	(5,281,978)	(1,810,793)	(2,732,738)

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Net increase (decrease) in cash and cash equivalents	$(430,655)	(674,622)	907,772
Cash and cash equivalents at beginning of year	1,229,895	1,904,517	996,745

Cash and cash equivalents at end of year	$799,240	1,229,895	1,904,517

Cash paid for interest	$45,613	116,155	107,062

Supplemental disclosure of non-cash investing activities:

Sale of investment property:
Reduction of investment in property	$2,105,114	-	-
Gain on sale	1,451,873	-	-

Proceeds from sale of investment property	$3,556,987	-	-

See accompanying notes to financial statements

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2004, 2003 and 2002

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications were made to the 2002 and 2003 financial statements to conform with the 2004 presentation.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership was March 31, 2004. FIN 46, as revised, did not have a material impact on the Partnership's financial condition and results of operations.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have an impact on the Partnership's financial condition and results of operations.

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

In November 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." To qualify as a discontinued operation, paragraph 42 of Statement 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of Statement 144. EITF 03-13 is effective for all periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

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

2004	2003
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$6,521,937	9,811,180	9,509,839	12,799,091

Partners' capital (deficit):
General Partner	(36,243)	(33,200)	(36,243)	(43,130)
Limited Partners	6,342,401	9,628,602	7,530,053	10,826,183

Net income (loss):
General Partner	-	9,236	-	(2,732)
Limited Partners	2,549,982	2,367,959	534,951	537,682

Net income per Limited Partnership Unit	43.01	39.94	9.02	9.07

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

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in amounts sufficient to allow the Partnership to make distributions to the Limited Partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the General Partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2004. The cumulative amount of such Supplemental Capital Contributions at December 31, 2004 is $2,095,863.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $3,741, and $11,702 remained unpaid at December 31, 2004 and 2003, respectively.

An Affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $13,702, $15,656 and $15,336 for the years ended December 31, 2004, 2003 and 2002, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2004.

In connection with the sale of McHenry Plaza Shopping Center on July 19, 2000, the Partnership recorded $68,700 of sales commission payable to an affiliate of the general partner. As of December 31, 2004, the Partnership has written off the deferred commission payable and recorded gain of $68,700.

In connection with the sale of Rantoul Wal-Mart on August 5, 2000, the Partnership recorded $82,500 of sales commission payable to an affiliate of the general partner. As of December 31, 2004, the Partnership has written off the deferred commission payable and recorded gain of $82,500.

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

In 2003, the Partnership and tenant executed an amendment of this lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, the Partnership paid $400,000 for tenant improvements and equipment at the property. On June 30, 2004, the property was sold for approximately $3,557,000, net of costs, and a gain of $1,451,873 was recorded.

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

Douglas Living and Retirement Center, Mattoon, Illinois

On January 13, 1988, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $3,208,250. The property consisted of a 75 bed nursing care facility occupying 27,922 square feet, a 35-unit retirement apartment center occupying 36,389 square feet and a 1,350 square foot retirement duplex. The total cost of this property to the Partnership was $3,574,465, which includes the purchase price of $3,208,250 and acquisition costs of $366,215. The center is currently 100% leased to Elite Care Corporation ("Elite"). The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. As part of the lease extension, Elite requested that they be released from the management of the 35-unit retirement apartment center. As Elite did not request any additional consideration at this time, such as a rent reduction, the Partnership agreed and took over management of the apartments in May 2000.

The Partnership sold the apartment center in August 2001 on an installment basis. As of August 1, 2002, the purchaser of the Douglas Towers apartment center ceased making the interest payments on the amount due to the Partnership. The Partnership did not record any additional interest income receivable subsequent to the cessation of interest payments. The General Partner continued to monitor the operations of the property. In December 2002, the Partnership was appointed mortgagee in possession and took over management responsibilities of the property. Over the next several months, management realized that the expenses to hold and market the property were greater than anticipated, and due to poor economic conditions in the property area, it was determined that it would be in the best interest of the investors to sell the property. At that time, management believed that the anticipated sales proceeds would exceed the carrying amount of the mortgage receivable. A foreclosure sale was held on June 11, 2003, and only one bidder expressed interest in the property. Rather than incur significant costs to improve the property, management accepted the offer on the property at the foreclosure sale for approximately $95,000. As a result of this offer, the Partnership recorded $367,318 of bad debt expense relating to the mortgage receivable on the property. The sale was completed on July 15, 2003 and the Partnership received $89,655, net of prorations.

The Partnership and Elite entered into a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. The Partnership executed an amendment to the Elite lease, effective March 1, 2003, which eliminated the increases in rent over the term of the lease. The current rent per annum is $442,833.

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

The Partnership and Elite entered into a revised ten-year lease extension, which began as of July 1, 2001. Under the new lease, Elite received a 10% rental rate reduction. The Partnership executed another amendment to the Elite lease, effective March 1, 2003, which eliminated the increases in rent over the term of the lease. The current rent per annum is $396,144.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
	2004	2003

Health and Tennis Club:
Cost	$-	3,468,930
Less accumulated depreciation	-	1,333,578

	-	2,135,352

Nursing Homes:
Cost	6,026,123	6,026,123
Less accumulated depreciation	2,542,077	2,413,888

	3,484,046	3,612,235

Department Stores:
Cost	3,038,547	3,038,547
Less accumulated depreciation	1,019,970	957,839

	2,018,577	2,080,708

Total	$5,502,623	7,828,295

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Gain on Sale of Investment Property

As of December 31, 1995, the Partnership had sold all of the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex to unaffiliated third parties. The Partnership received $249,596 from one all-cash sale and recorded a gain of $71,865 in 1994. In addition, the Partnership received $823,518 in down payment proceeds, and provided mortgage loans totaling $8,701,439 to the purchasers for the thirty-seven additional sales. The Partnership has recorded $58,121, $59,482 and $649,215 of gain as a result of these installment sales in 2004, 2003 and 2002, respectively, as principal payments were received. As of December 31, 2004, the Partnership has received prepayments on all of the original 37 mortgage loans receivable.

(6)  Operating Leases

The following is a list of the Partnership's significant operating leases and the revenues from those leases as a percent of the Partnership's operating income.

Significant net operating leases	2004	2003	2002

Elite Care Corporation "Elite"	73%	55%	51%

Scandinavian Health Spa, Inc. "SHS"	N/A	25%	20%

Wal-Mart Stores, Inc.	24%	18%	15%

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include a decrease of $16,682 and $16,681 in 2004 and 2003, respectively, and an increase of $107,592 in 2002, of rental income for the period of occupancy for which stepped rent increases apply and $205,548 and $222,230 in related deferred rent receivable as of December 31, 2004 and 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

Remaining lease terms of the Partnership's properties range from seven years to ten years. Minimum lease payments to be received in the future from operating leases are as follows:

2005	$1,105,417
2006	1,105,417
2007	1,105,417
2008	1,112,249
2009	1,125,912
Thereafter	2,430,117

Total	$7,984,529

No assumptions have been made regarding the releasing of expiring leases.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(7) Long-Term Debt

On April 30, 1999, the Partnership refinanced the original $1,700,000 loan collateralized by the Rantoul Wal-Mart. The replacement loan was for $2,500,000 and was collateralized by the Rantoul Wal-Mart and the Duncan Wal-Mart. Due to the sale of the Rantoul Wal-Mart, $985,000 was repaid in 2000. The replacement loan required monthly interest only payments, at an interest rate of 6.97%, as compared to the interest rate of 9.75% on the original loan, and matured on April 30, 2004. The lender approved a six month extension of this loan to October 31, 2004. The extension required interest only payments at an annual rate of LIBOR plus 200 basis points. In July 2004, this debt was retired with the proceeds from the sale of the Scandinavian Health Club.

(8)  Subsequent Events

The Partnership paid distributions of $93,534 on January 10, 2005.

On February 15, 2005, the partnership received a supplemental capital contribution from the general partner in the amount of $1,243,490.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2004
		Initial Cost to Partnership (A)			Gross amount at which carried at end of period (B)
			Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Encumbrance	Land	improvements	Acquisition	improvements	improvements	(C)	(D)	cted	Acquired	is computed

Douglas Nursing Home
Living/Retirement
Center
Mattoon, IL	$-	411,778	3,162,687	5,385	328,422	2,526,762	2,855,184	1,148,174	1964	01/13/1988	40 yrs.

Hillside Nursing Home
Living Center
Yorkville, IL	-	232,034	2,963,679	-	207,260	2,963,679	3,170,939	1,393,903	1963	01/29/1988	40 yrs.

Wal-Mart - Duncan
Department Store
Duncan, OK	-	863,992	2,174,555	-	863,992	2,174,555	3,038,547	1,019,970	1987	08/05/1988	35 yrs.

	$-	1,507,804	8,300,921	5,385	1,399,674	7,664,996	9,064,670	3,562,047

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004, 2003 and 2002

Notes:

  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2004 for federal income tax purposes was approximately $8,992,000 (unaudited).
  Reconciliation of real estate owned:

	2004	2003	2002

Balance at beginning of year	$12,533,600	12,133,600	12,133,600
Additions	-	400,000	-
Disposals	(3,468,930)	-	-

Balance at end of year	$9,064,670	12,533,600	12,133,600

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$4,705,305	4,403,556	4,130,379
Depreciation expense	220,558	301,749	273,177
Disposals	(1,363,816)	-	-

Balance at end of year	$3,562,047	4,705,305	4,403,556

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

On January 27, 2005, our audit committee engaged Grant Thornton LLP ("Grant Thornton") to serve as our independent registered public accounting firm effective immediately. In addition, on January 27, 2005, our audit committee accepted notice from Deloitte & Touche LLP ("Deloitte"), its current independent registered public accounting firm, indicating that, effective immediately, Deloitte will resign as our independent registered public accounting firm.

The reports of Deloitte on our financial statements for the years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion, disclaimer of opinion or explanatory paragraphs and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with Deloitte's audits of our two most recent fiscal years ended December 31, 2002 and 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods. During the our two most recent fiscal years, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We provided Deloitte a copy of the Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") and requested Deloitte to furnish us with a letter addressed to the SEC stating whether Deloitte agreed with the above statements made by us and, if not, stating the respects in which it does not agree. We filed Deloitte's response with the SEC on Form 8-K.

We did not consult Grant Thornton regarding (i) either the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements; as such, no written or oral advice was provided, and none was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Deloitte (as there were none).

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2004 that have materially effected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9 (b). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations.

During 2004, the board of directors of our general partner formalized the audit committee. The Audit Committee is not independent from our general partner and consists of Catherine L. Lynch, committee chair and financial expert, Brenda G. Gujral, Roberta S. Matlin and Gary Pechter. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a Code of Ethics that applies to all of its employees.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages listed are as January 1, 2005.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, General Counsel of Partnership

DANIEL L. GOODWIN (age 61) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund. He has served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force and presently serves as chairman of New Directions Affordable Housing Corporation.

Mr. Goodwin obtained his bachelor's and master's degrees from Illinois State Universities. Following graduation, he taught for five years in the Chicago public schools system. More recently, Mr. Goodwin has served as a member of the board of governors of Illinois State Colleges and Universities. He is vice chairman of the board of trustees of Benedictine University, vice chairman of the board of trustees of Springfield College and chairman of the board of Northeastern Illinois University.

ROBERT H. BAUM (age 61) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman, executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS (age 61) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee. He is also chairman, chief executive officer and director of Inland Retail Real Estate Trust, Inc. and is chairman, chief executive officer and director of Inland Western Retail Real Estate Trust, Inc. He is chairman, chief executive officer and affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investment Trusts.

BRENDA G. GUJRAL (age 62) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and affiliated director of Inland American Retail Real Estate Trust, Inc.

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

CATHERINE L. LYNCH (age 46) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 60) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations. Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc. She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 40) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

 KELLY TUCEK (age 42) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and since 2004, treasurer of Inland American Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 53) joined Inland in 1985 and is a Senior Vice President and Senior Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court. He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner is required to make supplemental capital contributions, if necessary, from time to time in amounts sufficient to allow us to make distributions to the limited partners to provide a noncompounded return on their invested capital equal to 8% per annum. There were no such contributions by the general partner to fund the cumulative preferred return of 8% per annum for the three-year period ended December 31, 2004. The cumulative amount of such supplemental capital contributions at December 31, 2004 is $2,095,863.

The partnership is permitted to engage in various transactions involving affiliates of our general partner.

Our general partner and its affiliates may be reimbursed for salaries and direct expenses of employees of the general partner and its affiliates relating to our administration. In 2004, these expenses amounted to $61,445, of which $3,741 was unpaid at December 31, 2004.

Affiliates of the general partner earned $13,702 in management fees for the year ended December 31, 2004 in connection with managing certain of our properties. All of these fees were paid prior to December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2004, regarding any person known to be beneficial owner of more than 5% of our outstanding units.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Partnership Ownership Corporation	6,265 Units directly	10.57%
  The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	205.44 Units	Less than 1% directly

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent registered public accounting firm were as follows:

	Years ended December 31,
	2004	2003

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$26,900	24,800
Tax fees for professional services rendered for tax return preparation and review of our K-1's.	7,400	7,700

Total fees	$34,300	32,500

On January 27, 2005, our audit committee approved Grant Thornton LLP to serve as our independent registered public accounting firm for the year ended December 31, 2004.

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

  31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

  32.1 Section 1350 Certification by principal executive officer

  32.2 Section 1350 Certification by principal financial officer

  Financial Statement Schedules.

Financial statement schedules for the years ended December 31, 2004, 2003 and 2002 are submitted herewith.

Page
Real Estate and Accumulated Depreciation (Schedule III)	33

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

None.

No annual report or proxy material for the year 2004 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND'S MONTHLY INCOME FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 23, 2005

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 23, 2005

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 23, 2005

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 23, 2005