Form 10-Q
period 2005-03-31
INLANDS MONTHLY INCOME FUND L P
filed 2005-05-10
CIK 812909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$4,961,062	799,240
Interest receivable	2,957	616

Total current assets	4,964,019	799,856

Investment properties (including acquisition fees paid to Affiliates of $579,378 and $881,295, as of March 31, 2005 and December 31, 2004, respectively)
Land	535,683	1,399,675
Buildings and improvements	5,490,440	7,664,995

	6,026,123	9,064,670
Less accumulated depreciation	2,574,124	3,562,047

Net investment properties	3,451,999	5,502,623

Other assets:

Deferred leasing fees (including $219,451 paid to Affiliates) (net of accumulated amortization of $344,387 and $330,477 at March 31, 2005 and December 31, 2004, respectively)	-	13,910
Deferred rent receivable (Note 2)	-	205,548

Total other assets	-	219,458

Total assets	$8,416,018	6,521,937

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004
Current liabilities:
Accounts payable and accrued expenses	$24,231	19,357
Accrued real estate taxes	3,300	2,640
Distributions payable (Note 4)	93,790	93,534
Due to Affiliates (Note 3)	15,176	3,741
Deposits held for others	113,229	96,507

Total liabilities	249,726	215,779

Partners' capital (deficit):
General Partner:
Capital contribution	500	500
Supplemental Capital Contributions	3,339,353	2,095,863
Supplemental capital distributions to Limited Partners	(3,339,353)	(2,095,863)
Cumulative net loss	(36,743)	(36,743)

	(36,243)	(36,243)
Limited Partners:
Units of $500. Authorized 60,000 Units, 59,285.65 Units outstanding (net of offering costs of $3,289,242, of which $388,902 was paid to Affiliates)	26,353,582	26,353,582
Supplemental Capital Contributions from General Partner	3,339,353	2,095,863
Cumulative net income	29,653,908	28,763,062
Cumulative distributions	(51,144,308)	(50,870,106)

	8,202,535	6,342,401

Total Partners' capital	8,166,292	6,306,158

Total liabilities and Partners' capital	$8,416,018	6,521,937

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004

Income:
Rental income (Note 2)	$14,692	204,930
Interest income	6,490	6,825
Other income	57,170	1,350

	78,352	213,105
Expenses:
Professional services to Affiliates	3,606	4,144
Professional services to non-affiliates	27,288	31,585
General and administrative expenses to Affiliates	12,808	8,423
General and administrative expenses to non-affiliates	(2,288)	6,755
Property operating expenses to Affiliates	1,566	2,295
Property operating expenses to non-affiliates	1,060	775
Depreciation	32,047	32,047

	76,087	86,024

Operating income	2,265	127,081
Gain on sale of investment property	-	286

Net income before discontinued operations	2,265	127,367

Income from discontinued operations (including gain on sale of investment property of $917,673 for the three months ended March 31, 2005)	888,581	87,058

Net income	$890,846	214,425

Net income allocated to:
General Partner	$-	-
Limited Partners	890,846	214,425

Net income	$890,846	214,425

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 59,285.65	$15.03	3.62

See accompanying notes to financial statements

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004
Cash flows from operating activities:
Net income	$890,846	214,425
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(917,673)	(286)
Depreciation	32,047	77,818
Amortization	13,910	1,916
Changes in assets and liabilities:
Interest receivable	(2,341)	33
Deferred rent receivable	205,548	4,171
Accounts payable and accrued expenses	4,874	10,876
Accrued real estate taxes	660	625
Due to Affiliates	11,435	(1,075)
Deferred loan fees	-	(59)
Net cash provided by operating activities	239,306	308,444
Cash flows from investing activities:
Proceeds from sale of investment property	2,936,250	-
Principal payments received on mortgage loans receivable	-	913
Net cash provided by investing activities	2,936,250	913
Cash flows from financing activities:
Cash distributions	(273,946)	(324,596)
Supplemental Capital Contribution	1,243,490	-
Deposits held for others	16,722	19,758
Net cash provided by (used in) financing activities	986,266	(304,838)
Net increase in cash and cash equivalents	4,161,822	4,519
Cash and cash equivalents at beginning of period	799,240	1,229,895

Cash and cash equivalents at end of period	$4,961,062	1,234,414

Supplemental disclosure of non-cash investing activities:
Cash paid for interest	$26,399	26,692

See accompanying notes to financial statements.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2005
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland's Monthly Income Fund, L.P. (the "Partnership"), was formed on March 26, 1987 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 3, 1987, the Partnership commenced an offering of 50,000 (subject to an increase up to 60,000) limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. The offering terminated on August 3, 1988, with total sales of 59,999 Units at $500 per Unit, resulting in gross offering proceeds of $29,999,500, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. The Partnership repurchased 713 Units for $356,676 from various Limited Partners through the unit repurchase program. There are no funds remaining for the repurchase of Units through this program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications were made to the 2004 financial statements to conform to the 2005 presentation.

INLAND'S MONTHLY INCOME FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy on a straight-line basis. The accompanying financial statements include decreases of $205,548 and $4,171 for the three months ended Mach 31, 2005 and 2004 of rental income for the period of occupancy for which stepped rent increases apply and $0 and $205,548 in related deferred rent receivable as of March 31, 2005 and December 31, 2004, respectively.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership, of which $15,176 and $3,741 remained unpaid at March 31, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner is entitled to receive property management fees for management and leasing services. The Partnership has incurred property management fees of $2,232 and $3,919 for the three months ended March 31, 2005 and 2004, respectively. Such fees are included in property operating expenses to affiliates and income from discontinued operations, all of which have been paid as of March 31, 2005 and December 31, 2004.

(4)  Subsequent Events

The Partnership paid distributions of $93,790 on April 10, 2005.

On April 21, 2005, the Partnership sold the Douglas and Hillside nursing homes for $5,200,000, and recorded a gain of approximately $1,521,000. We anticipate a final distribution of net sales proceeds in June 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state, or local regulations; adverse changes in general economic or local conditions; and potential conflicts of interest between us and our affiliates, including the general partner.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, recognize revenue and our cost capitalization and depreciation policies. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2005, we have recorded no such impairment.

Revenue Recognition - Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent in the lease for any particular month. The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Statements of Operations. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Statements of Operations.

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

Liquidity and Capital Resources

On August 3, 1987, we commenced an offering of 50,000 (increased to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 3, 1988, after we had sold 59,999 units at $500 per unit, resulting in gross offering proceeds of $29,999,500, not including the general partner's contribution of $500. All of the holders of our units have been admitted to our partnership. We acquired seven properties utilizing $25,831,542 of capital proceeds collected. During 1994 and 1995, we sold the thirty-eight six-unit condominium buildings comprising the Schaumburg Terrace condominium complex. Also, we sold one of the three lots adjacent to the Hillside Living Center during September 1997. In 2000, we sold McHenry Plaza and the Rantoul Wal-Mart. In 2001, we sold the 35-unit retirement apartment center which was part of the Douglas Living and Retirement Center. In June 2004, we sold the Scandinavian Health Club. In March 2005, we sold the Duncan Wal-Mart. As of March 31, 2005, we had cash and cash equivalents of $4,961,062. As of December 31, 2004, we had received prepayments on all of the original 37 mortgage loans receivable relating to the sale of Schaumburg Terrace. A portion of these repayment proceeds was included in the distributions to the limited partners during prior years. On March 20, 2005, we sold the Duncan Wal-Mart for $3,000,000.

As of March 31, 2005, cumulative distributions to limited partners totaled $51,144,308, including $3,339,353 of supplemental capital contributions from the general partner, which represents distributable cash flow from the properties. We repurchased 713 units for $356,676 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

The tenant of the Douglas and Hillside nursing homes did not make its March 2005 rental payment and informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Colonial Manor nursing home (owned by a separate partnership also managed by our general partner). Rent for all three nursing home properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005, and was contingent, however, upon release of the letter of credit. Our general partner is currently determining how to equitably allocate the letter of credit between the three properties. Sales proceeds from the sale of the Douglas and Hillside nursing homes equal to the Colonial Manor proportionate share of the letter of credit may be allocated to the separate partnership to reimburse it for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated.

After determining final costs of the partnership, we intend to terminate the partnership and distribute the net sales proceeds from these sales in the second quarter of 2005.

Due to the payoff of the mortgage receivables relating to the sale of Schaumburg Terrace and additional property expenses incurred relating to Douglas Towers, the properties we own, along with the interest received on the Schaumburg Terrace mortgage receivables, did not generate sufficient cash flow to meet the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses for the three months ended March 31, 2005. As a result, we have relied on supplemental capital contributions from our general partner to meet our cash requirements. To the extent that future cash flow is insufficient to meet our requirements, we may rely on additional supplemental capital contributions from our general partner.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $16,414 and $12,567 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, of which $15,176 and $3,741 remained unpaid at March 31, 2005 and December 31, 2004, respectively.

An affiliate of our general partner is entitled to receive property management fees for management and leasing services. We have incurred property management fees of $2,232 and $3,919 for the three months ended March 31, 2005 and 2004, respectively. Such fees are included in property operating expenses to affiliates and income from discontinued operations, all of which have been paid as of March 31, 2005 and December 31, 2004.

Results of Operations

As of March 31, 2005, we owned two operating properties. These properties were leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. We sold these properties on April 21, 2005.

The gain on the sale of investment property recorded for the three months ended March 31, 2004 is the result of deferred gain of $286 from the Schaumburg Terrace condominium sales being recognized as cash was received on the related financing extended by us to the individual purchasers

Rental income was $14,692 and $204,930 for the three months ended March 31, 2005 and 2004, respectively. The decrease in 2005 is due to the tenant of the Douglas and Hillside nursing homes not making the March 2005 rent payment. In addition, as a result of the sale of these properties in April 2005, we have written off the remaining deferred rent receivable of $205,548 relating to the Douglas and Hillside nursing homes.

Other income was $57,170 and $1,350 for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 is due to refund of prior year real estate taxes relating to the Schaumburg Terrace apartment property.

General and administrative expenses to affiliates were $12,808 and $8,423 for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 is due mainly to an increase in data processing fees. General and administrative expenses to non-affiliates were $(2,288) and $6,755 for the three months ended March 31, 2005 and 2004, respectively. The decrease in general and administrative expenses to non-affiliates for the three months ended March 31, 2005 , is due primarily to a decrease in state taxes paid in 2005, which were accrued at December 31, 2004.

Income from discontinued operations relates to the operations of the Duncan Wal-Mart property and includes gain from the sale of the investment property of $917,673 for the three months ended March 31, 2005.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2004 and 2005:

	2004				2005
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Douglas Living & Retirement Center	100%	100%	100%	100%	100%
Mattoon, Illinois

Hillside Living Center	100%	100%	100%	100%	100%
Yorkville, Illinois

Scandinavian Health Spa	100%	100%	N/A	N/A	N/A
Westlake, Ohio

Duncan Wal-Mart *	--	--	--	--	N/A
Duncan, Oklahoma

* This store was vacated by the lessee, however the lessee continued to pay rent.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

     Report on Form 8-K dated January 27, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant

     Report on Form 8-K/A dated February 3, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant
     Item 9.01 - Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 10, 2005

/S/ Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	May 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	May 10, 2005